Form 10-Q
period 2020-03-31
DURECT CORP
filed 2020-05-11
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2020, there were 196,024,597 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$32,577	$34,924
Short-term investments	19,803	29,750
Accounts receivable (net of allowances of $49 at March 31, 2020 and $34 at December 31, 2019)	1,707	2,313
Inventories, net	3,310	3,383
Prepaid expenses and other current assets	3,626	1,459
Total current assets	61,023	71,829
Property and equipment, net	543	469
Operating lease right-of-use assets	5,725	6,066
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	283	1,107
Total assets	$74,123	$86,020
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,080	$2,109
Accrued liabilities	3,457	6,284
Contract research liabilities	3,116	3,653
Deferred revenue, current portion	13,041	22,679
Operating lease liabilities, current portion	2,058	2,043
Total current liabilities	23,752	36,768
Deferred revenue, non-current portion	10,915	812
Operating lease liabilities, non-current portion	4,182	4,517
Term loan, non-current portion, net	20,400	20,262
Other long-term liabilities	800	801
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	513,223	512,046
Accumulated other comprehensive loss	(18)	(3)
Accumulated deficit	(499,150)	(489,202)
Stockholders’ equity	14,074	22,860
Total liabilities and stockholders’ equity	$74,123	$86,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Collaborative research and development and other revenue	$(30)	$1,500
Product revenue, net	2,805	2,631
Total revenues	2,775	4,131
Operating expenses:
Cost of product revenues	1,232	1,136
Research and development	7,717	6,251
Selling, general and administrative	3,440	3,454
Total operating expenses	12,389	10,841
Loss from operations	(9,614)	(6,710)
Other income (expense):
Interest and other income	258	209
Interest expense	(592)	(629)
Net other expense	(334)	(420)
Net loss	$(9,948)	$(7,130)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	(15)	(4)
Total comprehensive loss	$(9,963)	$(7,134)
Net loss per share
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)
Weighted-average shares used in computing net loss per share
Basic	195,745	162,091
Diluted	195,745	162,091

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Issuance of common stock upon exercise of stock options	577	—	761	—	—	761
Stock-based compensation expense from stock options and ESPP shares	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074

Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon equity financings, net of issuance costs of $129	243	—	61	—	—	61
Stock-based compensation expense from stock options and ESPP shares	—	—	437	—	—	437
Fully vested options issued to settle accrued liabilities	—	—	994	—	—	994
Net loss	—	—	—	—	(7,130)	(7,130)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Balance at March 31, 2019	162,303	$16	$490,100	$(4)	$(475,754)	$14,358

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,948)	$(7,130)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	62	82
Stock-based compensation	414	437
Amortization of debt issuance cost	112	89
Net amortization on investments	42	16
Changes in operating lease liabilities	21	50
Changes in assets and liabilities:
Accounts receivable	606	(464)
Inventories	75	11
Prepaid expenses and other assets	(1,343)	33
Accounts payable	(29)	344
Accrued and other liabilities	(2,800)	792
Contract research liabilities	(537)	84
Deferred revenue	465	-
Total adjustments	(2,912)	1,474
Net cash used in operating activities	(12,860)	(5,656)
Cash flows from investing activities
Purchases of property and equipment	(137)	(66)
Purchases of available-for-sale securities	(4,545)	(34)
Proceeds from maturities of available-for-sale securities	14,435	1,696
Net cash provided by investing activities	9,753	1,596
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(4)
Net proceeds from issuances of common stock	761	61
Net cash provided by financing activities	760	57
Net decrease in Cash, cash equivalents, and restricted cash	(2,347)	(4,003)
Cash, cash equivalents, and restricted cash, beginning of the period	35,074	31,794
Cash, cash equivalents, and restricted cash, end of the period (1)	$32,727	$27,791
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$-	$994
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$-	$7,329

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheet at March 31, 2020.
(2) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998.  The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from the Company’s Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) proprietary pharmaceutical programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2020, the operating results and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of March 31, 2020, the Company had an accumulated deficit of $499.2 million as well as negative cash flows from operating activities for the three months ended March 31, 2020.

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

The Company’s inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$328	$282
Work in process	1,660	1,537
Finished goods	1,322	1,564
Total inventories	$3,310	$3,383

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

Collaborative Research and Development and Other Revenue

The Company enters into license agreements, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by the Company under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

Total revenue by geographic region for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three months ended March 31,
	2020	2019
United States	$1,111	$2,523
Europe	1,085	827
Japan	274	422
Other	305	359
Total	$2,775	$4,131

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended March 31,
	2020	2019
Numerators:
Net loss	$(9,948)	$(7,130)
Denominator:
Weighted average shares used to compute basic net loss per share	195,745	162,091
Dilutive common shares from stock options and ESPP	—	—
Weighted average shares used to compute diluted net loss per share	195,745	162,091
Net loss per share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Options to purchase approximately 7.3 million and 30.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (the FASB) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of ASC 606, all of the guidance in ASC 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in Topic 808 to the unit of account guidance in ASC 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of ASC 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for the Company for all interim and annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This standard is effective for fiscal years beginning after December 15, 2022, including interim reporting periods within those years and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted.  The Company is in the process of assessing the impact of adopting of this standard on its financial statements.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Collaborator/Counterparty
Gilead (1)	$(268)	$1,252
Others (2)	238	248
Total collaborative research and development and other revenue	$(30)	$1,500

(1)

The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment aggregating $35.0 million in 2019 which is being recognized as revenue as the Company’s obligation is being satisfied using the cost-to-cost input method (see Agreement with Gilead Sciences, Inc.). The lead product candidate is currently being re-formulated and will undergo additional pre-clinical development work. During the three months ended March 31, 2020, the Company recorded a net revenue reversal of $465,000 related to the upfront license fee and milestone payment in the three months ended March 31, 2020 due to a change in the Company’s estimated costs to complete its obligations under the license agreement, which was partially offset by $197,000 of reimbursable collaborative research and development services with Gilead earned during the quarter. Amounts recognized as revenue during the three months ended March 31, 2019, related entirely to the Company’s reimbursable collaborative research and development services with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) other feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Agreement with Gilead Sciences, Inc.

On July 19, 2019, the Company entered into a license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc.  (“Gilead”). Pursuant to the Gilead Agreement, the Company granted Gilead the exclusive worldwide rights to develop and commercialize a long-acting injectable HIV product utilizing DURECT’s SABER® technology.  Gilead also received exclusive access to the SABER platform for HIV and Hepatitis B Virus (HBV) and the exclusive option to license additional SABER-based products directed to HIV and HBV.

Under the terms of the Gilead Agreement, Gilead made an upfront payment to DURECT of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. In October 2019, the Company also received a $10 million milestone payment from Gilead for further development of the product candidate. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for up to an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales.  The Company performs specified development activities with Gilead funding certain portions of the development programs. The lead product candidate in this program is currently being re-formulated and will undergo additional pre-clinical development work. The Gilead Agreement contains customary representations, warranties and indemnification provision.  The term of the Gilead Agreement is for the duration of Gilead’s obligation to pay royalties for product sales under the agreement. Each party has specified termination rights, including the right of Gilead to terminate at will with advance notice to DURECT and the right of each party to terminate the agreement upon material breach by the other party.

The Company assessed the Gilead Agreement and concluded that Gilead is a customer. The Company evaluated the promised goods and services in the contract and concluded that it had two performance obligations. The Company and Gilead re-evaluated and revised the work plan and the associated budget during the quarter ended March 31, 2020, and the first performance obligation, expected to be completed and delivered by March 31, 2023, consists of a bundle of the exclusive licenses to the HIV product candidate and exclusive access to the SABER platform for use in the fields of HIV and HBV, the research, development and manufacturing services through completion of technology transfer (“the Primary Services”), participation in the joint development committee and initial supply of the related materials. The Company obtains additional consideration related to the ongoing research, development and manufacturing services associated with the Primary Services, which approximates the estimated fair value of these services, based upon an estimated workplan between the two parties, which can be subject to change depending on a variety of factors. None of these goods and services were distinct as they are highly interdependent and each represents an input into the process through which Gilead will be able to derive the full benefits from the licensed intellectual property. The additional research and development services after technology transfer will be accounted for as the second performance obligation as these services are distinct and not essential for Gilead. The Company will also obtain additional consideration related to these research and development services, if and when they are performed, which will approximate the estimated fair value of these services.

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

During the twelve months ended December 31, 2019, the upfront and milestone consideration of $35 million received in 2019 associated with the Primary Services was being recognized as revenue when the first performance obligation was being satisfied using the cost-to-cost input method, which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional Primary Services, if any, and the estimate of any additional consideration for those additional Primary Services, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catchup basis. As such, management applies a certain amount of judgment in estimating both the Primary Services and the corresponding timeline to through completion of the first performance obligation, which are key inputs when using the cost-to-cost input method. During the twelve months ended December 31, 2019, the Company recognized $12.3 million of the deferred revenue within collaborative research and development and other revenues. The Company also recognized $4.8 million from Gilead during the twelve months ended December 31, 2019 from feasibility related collaborative research and development services. As of December 31, 2019, the Company intended to recognize the remaining $22.7 million in deferred revenue associated with the upfront and milestone consideration within the next 12 months, which was when the Primary Services were estimated to be completed.

During the three months ended March 31, 2020, the Company recognized a net revenue reversal of $465,000 related to the upfront license fee and milestone consideration as a result of a change in the remaining estimated costs to complete the Primary Services.     As of March 31, 2020, the Company expects to recognize the remaining $23.1 million in deferred revenue associated with the upfront and milestone consideration within the next 36 months, which is when the Primary Services are now estimated to be completed. Consistent with the expected timeline, the Company recorded $13.0 million as short term deferred revenue and $10.1 million as long term deferred revenue as of March 31, 2020. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch up basis, a significant change in the remaining estimated costs to complete the Primary Services could have a material impact on revenues recognized (including reversal of previously recognized revenue) at each reporting date, as well as the classification between the current and non-current portions of the associated deferred revenue should the development timeline for technology transfer also be significantly extended.

The following table provides a summary of collaborative research and development revenue recognized under the Gilead Agreement (in thousands).

	Three months ended March 31,
	2020	2019
Recognition of upfront and milestone consideration	$(465)	$-
Research and development expenses reimbursable by Gilead	197	1,252
Total collaborative research and development revenue	$(268)	$1,252

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the quarters ended March 31, 2020 and 2019 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2020). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of March 31, 2020, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2020 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$13,080	$—	$—	$13,080
Certificates of deposit	150	—	—	150
Commercial paper	24,155	1	(14)	24,142
Municipal Bonds	2,217	3		2,220
Corporate debt	11,366	4	(12)	11,358
	$50,968	$8	$(26)	$50,950
Reported as:
Cash and cash equivalents	$31,009	$—	$(12)	$30,997
Short-term investments	19,809	8	(14)	19,803
Long-term restricted investments	150	—	—	150
	$50,968	$8	$(26)	$50,950

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$524	$—	$—	$524
Certificates of deposit	150	—	—	150
Commercial paper	47,221	1	(4)	47,218
U.S. Government agencies	4,500	1	—	4,501
Corporate debt	9,869	1	(2)	9,868
	$62,264	$3	$(6)	$62,261
Reported as:
Cash and cash equivalents	$32,364	$—	$(3)	$32,361
Short-term investments	29,750	3	(3)	29,750
Long-term restricted investments	150	—	—	150
	$62,264	$3	$(6)	$62,261

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2020, by contractual maturity (in thousands):

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$37,888	$37,870
	$37,888	$37,870

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2020.

As of March 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2020, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2020	2019
Cost of product revenues	$25	$21
Research and development	211	174
Selling, general and administrative	178	242
Total stock-based compensation	$414	$437

As of March 31, 2020 and 2019, $12,000 and $12,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Stock Options
Risk-free rate	0.6-1.4%	2.3-2.7%
Expected dividend yield	—	—
Expected life of option (in years)	7.3	7.5-10.0
Volatility	84-86%	79-83%

	Three months ended March 31,
	2020	2019
Employee Stock Purchase Plan
Risk-free rate	1.6%	2.5%
Expected dividend yield	—	—
Expected life of option (in years)	0.5	0.5
Volatility	103%	60%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.43% as of March 31, 2020) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of March 31, 2020, are as follows (in thousands):

Nine months ended December 31, 2020	$1,389
2020	3,172
2021	9,381
2022	8,644
2023	4,717
Total minimum payments	27,303
Less amount representing interest	(5,605)
Gross balance of term loan	21,698
Less unamortized debt discount	(1,298)
Carrying value of term loan, net	20,400
Less term loan, current portion, net	-
Term loan, non-current portion, net	$20,400

As of March 31, 2020, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $566,000 and $537,000 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2020	$1,657
2021	2,126
2022	1,991
2023	1,970
Thereafter	275
$8,019

Note 7. Stockholders’ Equity

In August 2018, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2018 Registration Statement”) (File No. 333-226518), which upon being declared effective in October 2018, terminated the Company’s registration statement filed in November 2015 (File No. 333-207776) and allowed the Company to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of the Company’s common stock which the Company may sell, subject to certain limitations, pursuant to a sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

During the three months ended March 31, 2020, the Company did not issue any shares through its the 2015 Sales Agreement. During the three months ended March 31, 2019, the Company raised net proceeds (net of commissions) of approximately $184,000 from the sale of 242,750 shares of the Company’s common stock in the open market at a weighted average price of $0.78 per share, pursuant to the 2015 Sales Agreement.

          As of May 6, 2020, the Company had up to approximately $156.2 million of the Company’s securities available for sale under the 2018 Registration Statement, of which approximately $71.3 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Note 8. Subsequent Event

        On May 5, 2020, in connection with new guidance issued by the United States Treasury Department and the U.S. Small Business Administration on April 23, 2020 (the “New Guidance”), DURECT Corporation (the “Company”), disclosed that it has returned all funds it previously received under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The funds were received on April 20, 2020, as described in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2020.

       The Company applied for and received the PPP loan prior to the New Guidance.  In light of the New Guidance which includes a presumption that essentially no publicly traded companies are eligible for a PPP loan, DURECT voluntarily returned the entire amount of the PPP loan, none of which had been utilized by the Company, to Silicon Valley Bank, the lender, on May 4, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2020 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•

potential uses and benefits of DUR-928 to treat alcoholic hepatitis, NASH, coronavirus disease 2019 (COVID-19) patients with acute liver or kidney injury or other conditions, including acute kidney injury, and nonalcoholic fatty liver disease;

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

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) proprietary pharmaceutical programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research, and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

Our product pipeline currently consists of multiple investigational drug candidates in development.  DUR‑928, a new chemical entity in Phase 1 and Phase 2 development for two different indications, is the lead candidate in DURECT’s Epigenetic Regulator Program.  We are working with the FDA on the design of a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. An endogenous, orally bioavailable, small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury such as alcoholic hepatitis (AH) and acute kidney injury (AKI) and chronic metabolic diseases such as nonalcoholic steatohepatitis (NASH), nonalcoholic fatty liver disease (NAFLD), and other liver pathologies and diseases. DURECT’s proprietary drug delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  One late-stage development program in this category is POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to 3 days of pain relief after surgery.  Another program in this category is an early-stage long-acting injectable HIV product utilizing our SABER® technology, in partnership with Gilead.

NOTE:  POSIMIR®, SABER®, CLOUD®, ORADURTM, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world. The rapid spread of the disease has resulted in a pandemic with more than 4 million confirmed cases and over 280,000 deaths worldwide, over 79,000 of which have occurred in the United States as of this writing. Its economic impact is already more severe than Severe Acute Respiratory Syndrome Coronavirus (SARS-CoV) or Middle East Respiratory Syndrome Coronavirus (MERS-CoV) according to the World Economic Forum. A range of vaccine and many other therapeutic candidates are under development.

In response to this global pandemic, we are working with the FDA on the design of a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. In addition, as we continue to actively advance all of our research and development programs, we are assessing on an ongoing basis the impact of COVID-19 on our clinical trials, product candidate testing, expected timelines and costs. In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals is the prioritization of healthcare resources toward fighting the virus and clinical site initiations, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. We are also evaluating the impact of the COVID-19 on orders for our ALZET and LACTEL product lines, where we are starting to see decreases in volumes and requests for changes in payment terms. In addition, in response to the spread of COVID-19, we closed for a period of time our principal executive office, although our employees continue to work from home, and we have limited the number of staff in our facilities. This partial disruption, although temporary, may impact our operations and overall business by delaying the progress of our research and development programs, including our planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and pay us milestone payments based on specific development or commercial achievements plus royalties on product sales. At the same time, we have retained the rights to other programs, which are the basis of potential future collaborations and which over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2019 and in Note 2 of the financial statements included in Item 1 above.

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

Our major product research and development efforts for DUR-928 are set forth in the following table:

In pharmacokinetic and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of DUR-928 in the completed, ongoing and planned human safety, pharmacokinetics (PK), proof-of-concept, and efficacy trials. The chronic toxicity of DUR-928 was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support long duration human clinical trials of DUR-928.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcoholic hepatitis (AH) is an acute form of alcoholic liver disease (ALD) associated with long-term heavy intake of alcohol, and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were over 117,000 hospitalizations for patients with alcoholic hepatitis in 2016. From a recent publication analyzing the mortality and costs associated with alcoholic hepatitis, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $800,000. Acute kidney injury (AKI), a sudden loss of kidney function due to renal failure or injury, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, kidney dialysis and progression to chronic kidney disease. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928. The market opportunity related to COVID-19 is unknown.  If like SARS it disappears in a few months there will be no market.  However if like influenza it becomes a seasonal reoccurrence the market could be large.

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

[1]	Louvet A et al. Hepatology 2007; 45: 1348-54.

AH Patient Category	n1	Responders (Lille<0.45)	Lille Median (Quartile)
All Patients[2] 30 or 90 mg DUR-928[3]	18 14	89% 100%	0.10 (0.04, 0.20) 0.05 (0.04, 0.19)
DF>32 (SAH)[2,4] 30 or 90 mg DUR-928[3]	15 11	87% 100%	0.19 (0.05, 0.22) 0.12 (0.05, 0.19)
MELD 21-30[2] 30 or 90 mg DUR-928[3]	12 8	83% 100%	0.19 (0.11, 0.25) 0.19 (0.10, 0.19)
Baseline bilirubin >8mg/dl2 30 or 90 mg DUR-928[3]	11 8	82% 100%	0.10 (0.05, 0.20) 0.10 (0.05, 0.19)
1)	One patient did not return for Day 7 and 28 visits;
2)	Including patients receiving 30, 90 and 150 mg of DUR-928;
3)	Excluding patients receiving 150 mg of DUR-928.
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

Bilirubin

Bilirubin is formed by the breakdown of red blood cells in the body.  The level of total bilirubin in the blood is an indication of how the liver is functioning.  High bilirubin levels are associated with liver dysfunction and disease. In this trial, patients treated with DUR-928 had a significant early reduction from baseline in bilirubin by day 7.  Patients with more elevated bilirubin at baseline (serum bilirubin >8 mg/dL) had a median reduction from baseline of 25% by day 7 and 48% by day 28.

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

We are working with the FDA and our advisors to finalize the design of a multi-center, international, randomized, double blind, placebo-controlled Phase 2b clinical trial of DUR-928 in AH patients.  We are planning to initiate the trial in the second half of 2020, subject to potential delays due to COVID-19.

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

COVID-19 with DUR-928

We are working with the FDA on the design of a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in approximately 80 COVID-19 patients with acute liver or kidney injury.

Market Opportunity.    COVID-19 is an infectious disease caused by severe acute respiratory syndrome coronavirus (SARS-COV-2). The rapid spread of the disease has resulted in a pandemic with more than 4 million confirmed cases and over 280,000 deaths worldwide, over 79,000 of which have occurred in the United States as of this writing. While most cases result in mild symptoms, including fever, cough and shortness of breath, some progress into severe pneumonia and multi-organ failure, potentially as a result of severe immune overreaction (a cytokine storm), or as a result of ischemic injury, or other complications. Several studies reported that up to half of hospitalized patients with COVID-19 had elevated liver enzyme levels that signal liver injury and more than a third of hospitalized patients had kidney damage.

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

Clinical Program.    We are conducting a Phase 1b randomized and open-label clinical study being conducted in the U.S. to evaluate safety, pharmacokinetics and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis. DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) is administered orally for 28 consecutive days with 20 patients or more per dose group for a total of more than 60 patients in the trial as shown below. Key endpoints include safety and PK, clinical chemistry and biomarkers (e.g., bilirubin, lipids, liver enzymes, CK-18s, and inflammatory cytokines) as well as liver fat content by imaging and liver stiffness. We have completed enrollment in this trial and expect all patients to complete their dosing and follow up visits in the first half of 2020, although timing of completion may be delayed due to COVID-19. We plan to announce top line study results mid-2020, subject to potential delays due to COVID-19.

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

We are conducting a Phase 1b safety, PK and PD studies of orally administered DUR-928 in patients with chronic liver disease and cirrhosis whose liver function is impaired (Child-Pugh Class B and C) to support potential inclusion of patients with advanced fibrosis (f4) in future clinical trials.

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

Status.  In April 2013, we submitted an NDA as a 505(b)(2) application, which relied in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter (CRL) from the FDA. Based on the CRL and subsequent communications with the FDA, we conducted a new Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. After carefully reviewing the existing POSIMIR data and evaluating the feedback we had received from the FDA, including the CRL and other correspondence, we submitted a full response to the CRL to the FDA in June 2019 seeking FDA approval of POSIMIR. In October 2019, the FDA notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). At a meeting of the FDA’s Anesthetic and Analgesic Drug Products Advisory Committee in January 2020, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA. Since the Advisory Committee meeting, we have responded to several requests for additional information from the FDA.  While the original user fee goal date for our POSIMR application was in December 2019, no subsequent date has been assigned.

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

We are performing specified development activities, with Gilead funding certain portions of the development program.  The lead product candidate is currently being re-formulated and will undergo additional pre-clinical development work.

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

Our technologies are suitable for providing long-term drug therapy because they can often store highly concentrated, stabilized drugs in a small volume and protect the drug from degradation by the body. This, in combination with the ability to continuously deliver desired doses of a drug, can extend the therapeutic value of a wide variety of drugs, including, in some cases, those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. In some cases, delivering the drug directly to the intended site of action can improve efficacy while minimizing unwanted side effects elsewhere in the body, which often limit the long-term use of many drugs. Our technologies may thus provide better therapy for chronic diseases or conditions, or for certain acute conditions where longer drug dosing is required or advantageous, by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our technology may thereby improve patients’ quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing patients to lead more independent lives.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2020, we had an accumulated deficit of $499.2 million. Our net loss was $9.9 million for the three months ended March 31, 2020 and $7.1 million for the corresponding period in 2019. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the first quarter of 2020 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the first quarter of 2020. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting policies and estimates other than the accounting policies related to collaborative research and development expenses as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2019.

Collaborative Research and Development Revenues

We enter into license agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by us under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; sales-based milestones and royalties on net sales of licensed products.  Each of these payments results in collaborative research and development revenues, except for revenues from royalties or earn-outs on net sales of licensed products, which are classified as royalty revenues.

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

Results of Operation

Three months ended March 31, 2020 and 2019

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue from the recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development and other revenue in the near future to increase compared to the first quarter of 2020 due largely to the recognition of deferred revenue associated with the upfront fee and milestone payment associated with the license agreement with Gilead; such revenue does not directly correspond in any particular quarter with when the cash associated with an upfront payment or milestone payment is received. We expect our collaborative research and development and other revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations, our existing third party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $(30,000) and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements for all periods presented.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Collaborator/Counterparty
Gilead (1)	$(268)	$1,252
Others (2)	238	248
Total collaborative research and development and other revenue	$(30)	$1,500

(1)

We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment aggregating $35.0 million in 2019 which is being recognized as revenue as our obligation is being satisfied using the cost-to-cost input method (see Note 2. Agreement with Gilead Sciences, Inc.). The lead product candidate is currently being re-formulated and will undergo additional pre-clinical development work. During the three months ended March 31, 2020, we recorded a net revenue reversal of $465,000 related to the upfront license fee and milestone payment in the three months ended March 31, 2020 due to a change in the Company’s estimated costs to complete its obligations under the license agreement, which was partially offset by $197,000 of reimbursable collaborative research and development services with Gilead earned during the quarter. Amounts recognized as revenue during the three months ended March 31, 2019, related entirely to our reimbursable collaborative research and development services with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $2.8 million and $2.6 million in the three months ended March 31, 2020 and 2019, respectively. The increase in the three months ended March 31, 2020 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2019.

COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET and LACTEL product lines. We expect that our product revenues may decline in the coming months as a result of the COVID-19 pandemic, as customers for our ALZET and LACTEL product lines may be limiting or reducing their operations or requesting changes to payment terms.

Cost of product revenues

Cost of product revenues was $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the three months ended March 31, 2020 was primarily due to higher cost of goods sold related to our LACTEL product line arising from higher units sold compared to the corresponding period in 2019. Stock-based compensation expense recognized related to cost of product revenues was $25,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively.

We had 21 manufacturing employees as of March 31, 2020 compared with 22 as of March 31, 2019. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.7 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, and other research programs, partially offset by lower research and development costs associated with the Gilead program and the depot injectable programs compared to the corresponding period in 2019, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $211,000 and $174,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had 45 research and development employees compared with 44 as of March 31, 2019. We expect research and development expenses in the near future to increase compared to the first quarter of 2020 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2020	2019
DUR-928	$5,077	$4,196
POSIMIR	1,720	722
Gilead	455	1,084
Depot injectable programs	180	181
Others	285	68
Total research and development expenses	$7,717	$6,251

DUR-928

Our research and development expenses for DUR-928 were $5.1 million in the three months ended March 31, 2020, compared to $4.2 million for the corresponding period in 2019. The increase in the three months ended March 31, 2020 was primarily due to higher clinical trial expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2019.

It is too early to assess the full impact of the COVID-19 outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis, but coronavirus may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR were $1.7 million in the three months ended March 31, 2020, compared to $722,000 for the corresponding period in 2019. The increase in the three months ended March 31, 2020 was primarily due to higher consulting related expenses, largely related to the FDA Advisory Committee meeting in January 2020, compared with the corresponding period in 2019.

It is possible that the COVID-19 outbreak will impact the timing of FDA’s review of the POSIMIR NDA.

Gilead Program

Our research and development expenses for the Gilead program were $455,000 in the three months ended March 31, 2020, compared to $1.1 million for the corresponding period in 2019. The decrease in the three months ended March 31, 2020 was primarily due to lower employee-related costs and outside costs for the program related to the need to reformulate the lead product candidate and conduct additional pre-clinical development activities compared with the corresponding period in 2019.

Depot injectable programs

Our research and development expenses for depot injectable programs were $180,000 in the three months ended March 31, 2020, compared to $181,000 for the corresponding period in 2019.

Other DURECT research programs

Our research and development expenses for all other programs were $285,000 in the three months ended March 31, 2020, compared to $68,000 for the corresponding period in 2019. The increase in the three months ended March 31, 2020 was primarily due to higher employee-related costs associated with these programs compared with the corresponding period in 2019.

The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, uncertainties related to the COVID-19 outbreak, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.4 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $178,000 and $242,000 for the three months ended March 31, 2020 and 2019, respectively.

We had 21 selling, general and administrative employees as of March 31, 2020 and 2019. We expect selling, general and administrative expenses in the near future to be comparable to the first quarter of 2020.

Other income (expense). Interest and other income was $258,000 and $209,000 for the three months ended March 31, 2020 and 2019, respectively. The increases in interest and other income were primarily the result of higher interest income generated as a result of a higher average balance of cash and investments in the three months ended March 31, 2020 compared with the corresponding period in 2019.

Interest and other expense was $592,000 and 629,000 for the three months ended March 31, 2020 and 2019. The decrease in interest and other expense in the three months ended March 31, 2020 was primarily due to lower interest rates associated with the term loan with Oxford Finance compared with the corresponding period in 2019.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $52.5 million at March 31, 2020 compared to $64.8 million at December 31, 2019. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2020 and December 31, 2019. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2020 was primarily the result of cash used in ongoing operating expenses and interest payments, partially offset by cash received from the exercise of stock options and payments received from collaboration partners and customers.

We used $12.9 million of cash in operating activities in the three months ended March 31, 2020 compared to $5.7 million used for the corresponding period in 2019. The cash used for operations was primarily to fund operations as well as our working capital requirements which involved an increase in net loss of $2.8 million, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $9.8 million of cash in investing activities for the three months ended March 31, 2020 compared to $1.6 million for the corresponding period in 2019. The increase in cash received from investing activities was primarily due to an increase in proceeds from sale of available-for-sale securities for the three months ended March 31, 2020 compared to the corresponding period in 2019. We anticipate incurring capital expenditures of approximately $200,000 in 2020 to purchase research and development and other capital equipment.

We received $760,000 of cash from financing activities for three months ended March 31, 2020 compared to $57,000 for the corresponding period in 2019. The increase in cash received from financing activities was primarily due to higher net proceeds received from issuances of common stock from exercise of stock options in the three months ended March 31, 2020 compared with the corresponding period in 2019.

We anticipate that cash used in operating activities in the near future will decrease compared to the first quarter of 2020. We made multiple significant cash outlays during the quarter, including paying our annual employee performance bonuses related to 2019 performance, a loan modification fee paid to Oxford, consulting expenses related to the FDA Advisory Committee meeting for POSIMIR, manufacturing payments that came due during the quarter and start-up payments to certain contract research organizations (CROs) related to future planned clinical trials.

In August 2018, we filed a shelf registration statement on Form S-3 with the SEC (the “2018 Registration Statement”) (File No. 333-226518), which upon being declared effective in October 2018, terminated our registration statement filed in November 2015 (File No. 333-207776) and allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of our common stock which the Company may sell, subject to certain limitations, pursuant to a sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

During the three months ended March 31, 2020, the Company did not issue any shares pursuant to the 2015 Sales Agreement. During the three months ended March 31, 2019, the Company raised net proceeds (net of commissions) of approximately $184,000 from the sale of 242,750 shares of the Company’s common stock in the open market at a weighted average price of $0.78 per share, pursuant to the 2015 Sales Agreement.

As of May 6, 2020, the Company had up to approximately $156.2 million of the Company’s securities available for sale under the 2018 Registration Statement of which approximately $71.3 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Any material sales in the public market of our common stock, under the 2015 Sales Agreement or otherwise under the 2018 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the three months ended March 31, 2020, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is impacting our business in several ways.  We expect sales of our ALZET product line to be negatively impacted in the coming months.  For DUR-928, we are experiencing delays in the start of the Phase 2b clinical trial in patients with AH (expected initiation of the trial in the second half of 2020), and some patients who have completed dosing of the Phase 1b clinical trial in NASH have not been able to complete their follow up visits.  We may incur additional expenses to initiate and conduct a clinical trial of DUR-928 in COVID-19 patients.  These losses, delays and additional expenses will increase our cash burn and extend the period before which we may be able to raise additional capital based on additional clinical trial results.  Additional volatility in capital markets resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

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

We are experiencing certain operational and other challenges as a result of the COVID-19 global pandemic, which could delay or halt our research and development programs or clinical programs. See Recent Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and programs.

On May 5, 2020, in connection with new guidance issued by the United States Treasury Department and the U.S. Small Business Administration on April 23, 2020 (the “New Guidance”), we disclosed that we have returned all funds we previously received under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The funds were received on April 20, 2020, as described in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2020. We applied for and received the PPP loan prior to the New Guidance.  In light of the New Guidance which includes a presumption that essentially no publicly traded companies are eligible for a PPP loan, we voluntarily returned the entire amount of the PPP loan, none of which had been utilized by us, to Silicon Valley Bank, the lender, on May 4, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks Related To Our Business

We are dependent on the success of DUR-928 and we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which is currently in a Phase 1b clinical trial in NASH and recently completed a Phase 2a clinical trial in AH.  Current clinical trials related to the NASH indication are designed to evaluate safety, pharmacokinetics and various pharmacodynamic signals, and the AH trial was designed to determine the safety, pharmacokinetics and pharmacodynamic signals of DUR-928 in AH patients following treatment. Future clinical trials will need to establish clinically and statistically significant proof of efficacy, and/or sufficient evidence of safety to support additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its toxicology, carcinogenicity and pharmacokinetics, and regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because DUR-928 fails to be safe and effective or because we have inadequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. In potentially evaluating DUR-928 in patients with COVID-19, a recently identified and not well understood pathology associated with severe morbidity and mortality, there is a risk that the FDA may not allow us to study DUR-928 in patients with COVID-19, a risk that we may not be able to demonstrate efficacy in that patient population, and a risk of treatment emergent events that may harm the drug’s safety profile and could require the expenditure of substantial efforts and funds.

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

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated that DUR-928 can lead to the reduction of certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

Open-label trials of DUR-928 in NASH and AH have inherent limitations

The ongoing NASH and recently completed AH trials of DUR-928, are open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that they received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Any initial data collected from these open-label trials also cannot be meaningfully analyzed or relied upon until after the completion of the trials due to the limited number of patients involved, open-label nature and lack of control groups. Additionally, larger controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including AH, NASH, AKI, psoriasis and CKD. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant or clinically meaningful manner.

The outbreak of the novel coronavirus disease, COVID-19, will adversely impact our business

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world.  Effective as of March 17, 2020, the health officers of all San Francisco Bay Area counties issued shelter-in-place orders, which directed all businesses in the San Francisco Bay Area to cease non-essential operations at physical locations in the counties, and these orders will continue to be in effect through May 3, 2020, unless extended, rescinded, or amended. In addition, effective as of March 19, 2020, the governor of California ordered the closure of all non-essential businesses in California until further notice. Similar orders have been issued in other state and local jurisdictions across the United States and in other countries. While we are currently considered to be an essential business and our operations have only been partially affected by these orders, it is too early to assess the full impact of the coronavirus outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis, but coronavirus may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials in our planned timeframe. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET and LACTEL product lines and POSIMIR, if approved, and impact our operating results. We also need to raise additional capital to provide sufficient funding to bring our product candidates to market. The adverse impact of COVID-19 on the capital markets is expected to make it more difficult for companies such as ours to access capital. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints, the ability to collect, ship and analyze biological samples from clinical trial patients due to concerns about potential contamination of samples and/or exposure of clinical staff to patients with the COVID-19;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at laboratory facilities;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	. material delays and complications with respect to our research and development programs.

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested

A clinical trial of DUR-928 in NASH patients is ongoing, with top-line data expected in mid-2020.  The COVID-19 pandemic may delay data collection and results reporting for this trial, and there can be no assurance that that data from this trial will be available and analyzed in time to meet this time frame.  We are working with the FDA on the design of a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. We are planning a double blind, multi-center Phase 2b clinical trial to evaluate intravenously infused DUR-928 in patients with severe AH and anticipate initiating that trial in the second half of 2020, subject to potential delays resulting from COVID-19 or the time to obtain FDA comments and feedback, timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation.  We had previously stated that, assuming reasonable enrollment rates, we anticipated that top-line data would be available from this trial in 2022. Given uncertainty related to the timing of initiation of the trial due to COVID-19-related impacts on clinical trial sites and the FDA, and finalization of the trial design, we will provide a revised estimate of the timing of top-line data from this trial at a future date. There can be no assurance that the trial will commence or enroll as anticipated if at all, and delays in commencement or enrollment could add to the costs and expenses of this trial and harm our business.  With respect to the above clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

Our COVID-19 trial is in the early stages of development, and development of DUR-928 as a COVID-19 therapy will require extensive testing and funding.

Because DUR-928, as a product candidate for COVID-19 therapy, is in the early stages of development, it will require extensive clinical testing. In addition, in order to fully develop this product candidate, we will need significant additional funding. To date, we have not yet developed any drug candidates designed to combat infectious diseases and the COVID-19 trial involves very high risk patients. There can be no assurance that we will be able to successfully develop a therapy to treat any patients withCOVID-19, and even if successful, to do so during this pandemic, or be able to secure the additional funding required to fully develop DUR-928 for patients with COVID-19.

We may not commence or advance clinical trials of DUR-928 for COVID-19 if the COVID-19 disease outbreak subsides.

Disease outbreaks are unpredictable. For example, the SARS virus disappeared about four months after it caused a global panic. In the event that COVID-19 has a similar disease cycle, we may be forced to abandon or delay the clinical trial and development of DUR-928 for COVID-19 due to a lack of patients or funding.

The path to regulatory approval of DUR-928 is uncertain

We are currently developing DUR-928 in several indications, including AH and NASH. We also plan to develop DUR-928 for the treatment of COVID-19 patients with acute liver or kidney injury. In these indications, there are no currently approved drugs.  Accordingly, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted to FDA a response to the CRL. After accepting the response to the CRL, the FDA notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting was held on January 16, 2020; a new user fee goal date has not been assigned.  At the AADPAC meeting, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA.  There can be no assurance that the FDA will complete their review in a timely manner, or will assign a new user fee goal date, or will agree with our response to the CRL, or will approve POSIMIR for marketing.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR exists and the commercial opportunity remains available.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has caused many institutions to stop enrolling patients and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients and patients with COVID-19, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of non-COVID-19-related activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the specific requirements by the FDA for our patients to be included in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.

We cannot predict how successful we will be at enrolling patients in our clinical trials. Enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied in the clinical trials;
•	COVID-19-related challenges with patient access, hospital prioritization, clinical trial staff availability, ability to collect, ship and analyze patients’ biological samples;
•	the perceived risks and benefits of our product candidates;
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

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 8.30% as of March 31, 2020) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

•	costs involved in establishing manufacturing capabilities for pre-clinical, non-clinical, clinical and commercial quantities of our product candidates;
•	competing technological and market developments;
•	market acceptance of our products, products we have a financial interest in and eventually, product candidates;
•	any failure to comply with the covenants in our debt instruments that results in acceleration of repayment obligations;
•	impacts of the COVID-19 crisis;
•	costs for recruiting and retaining employees and consultants; and
•	unexpected legal, accounting and other costs and liabilities related to our business.

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. Except for marketing authorization for PERSERIS by Indivior in the U.S. and for Orient Pharma’s approval of Methydur Sustained Release Capsules in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928 and the investigational HIV product being developed with Gilead. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR to be substantially complete, there can be no assurance that additional development will not be required prior to regulatory approval of this product. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, the investigational HIV product being developed with Gilead, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

A significant component of our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements, achieve satisfactory progress under our existing agreements, or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. In particular, for 2019, approximately 58% of our total revenues were derived from our collaboration agreement with Gilead.  There can be no assurance that we will be successful in reformulating the lead product in our Gilead collaboration, that Gilead will continue to fund this program, and that Gilead will not terminate the collaboration.  In addition, we have seen periodic declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Gilead with respect to an investigational long-acting HIV product, Orient Pharma with respect to Methydur Sustained Release Capsules, and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of March 31, 2020, we had $24.0 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities, including clinical and regulatory milestones, or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also generally required or sometimes solely required for us to achieve those milestones. Under our third-party collaborative agreements, our third-party collaborators will take the lead in commercialization activities and we do not expect to be involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and could cause us to defer or cut-back development activities or forgo the exploitation of opportunities, any of which could have a material adverse effect on our business.

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our product candidates, including, but not limited to DUR-928, POSIMIR and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forgo the exploitation of certain opportunities, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical product candidates could materially harm our business in the future

Developing, manufacturing, marketing or promoting a drug is subject to very strict regulations and controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to meet GMP, GLP and/or other governmental requirements for drug development;
•	failure to obtain approvals for clinically intended uses of our pharmaceutical product candidates under development; or
•	FDA required product withdrawals or warnings arising from identification of serious adverse side effects in our product candidates.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2020, had an accumulated deficit of approximately $499.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we have developed or may develop in the future, including POSIMIR and/or DUR-928, if approved. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales and marketing personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development, we may not be able to effectively launch these products. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our product candidates or components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

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

While we have entered into contract manufacturing agreements with multiple vendors for DUR-928, we currently have a third party sole supplier for GMP supplies of DUR-928. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of DUR-928. In addition, certain of our third party manufacturers and suppliers may be experiencing delays as a result of the COVID-19 coronavirus pandemic or have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2020. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2019 and determined that goodwill was not impaired as of December 31, 2019. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may not successfully manage our company through varying business cycles

Our success will depend on properly sizing our company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the coronavirus pandemic, we asked most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel who must perform activities that must be completed on-site, implemented social distancing on-site, and closed certain of our offices temporarily.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To manage through such cycles, we must expand or contract our facilities, our operational, financial and management systems and our personnel. If we were unable to manage growth and contractions effectively our business would be harmed.

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

As of May 6, 2020, we owned or exclusively in-licensed over 40 unexpired issued U.S. patents and over 180 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 140 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes eight in-licensed patent families and three patent families solely owned by us. Three patent families each include at least one granted patent providing protection until at least 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, 2037, 2040, 2040, and 2041, respectively, plus any eligible patent term adjustments and extensions. Of the eleven patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nine have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous molecule, patent claims directed to DUR-928 compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and five of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

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

We may be sued by third parties claiming that our product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Akero, Generon, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  There are press reports of more than 60 candidates being evaluated for the treatment of patients afflicted with COVID-19.

POSIMIR, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product candidate, HTX-011, is approved or from Innocoll if their product candidate, XARACOLL®, is approved. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Pacira, Heron Therapeutics, Alkermes, Immune Pharmaceuticals, Innocoll, Nektar, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Pfizer, Cumberland Pharmaceuticals, Zyla Life Sciences, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Charleston Laboratories, Daiichi Sankyo and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our product candidates even if commercialized. Post-operative pain is currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices which will be competitive with our product candidates. Many of these treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2027; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.  For example, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Medicaid Drug Rebate Program under the Affordable Care Act, which has increased the statutory minimum rebates a manufacturer must pay under the program as well as a new methodology by which rebates are owed for drugs that are inhaled, infused, instilled, implanted or injected.  We are also subject to federal and state false claims acts, as well as federal and state antitrust and consumer protection laws. Increased scrutiny of health care industry business practices in recent years by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in such government healthcare programs.

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

In addition, market adoption of POSIMIR and other product candidates in development may depend on what is included in the approved product label, including which clinical data, warnings and precautions is included, and there can be no assurance as to what the final product labels will contain. Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve meaningful revenues.

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve meaningful revenues

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and third-party collaborators and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives have been directed at lowering the total cost of health care, and the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

The successful commercialization of our product candidates will depend in part on the extent to which appropriate reimbursement levels for the cost of our product candidates and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers often limit payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably and access capital.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. In 2019, we raised net proceeds (net of commissions) of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the August 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000. Any additional sales in the public market of our common stock, under our 2015 Sales Agreement with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of March 31, 2020, 29,036,896 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.41 per share, 8,125,815 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 249,276 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past, including as recently as December 2018, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules. Each time, we were given a period of 180 days from the date of the notification and in one case an extra 180-day period to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we have regained compliance within the applicable time periods in the past, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and we do not regain compliance within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. The Company may appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq Capital Market. Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford, entitling Oxford to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be as favorable to the Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other action. Delisting could also adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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
•

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes, accounting practices or sales and marketing activities, or those of our third-party collaborators;

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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. For example, the recent outbreak of the COVID-19 coronavirus, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 11, 2020

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: May 11, 2020