Form 10-Q
period 2020-06-30
DURECT CORP
filed 2020-08-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2020, there were 200,576,707 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$18,446	$34,924
Short-term investments	32,699	29,750
Accounts receivable (net of allowances of $109 at June 30, 2020 and $34 at December 31, 2019)	1,997	2,313
Inventories, net	3,460	3,383
Prepaid expenses and other current assets	3,481	1,459
Total current assets	60,083	71,829
Property and equipment, net	476	469
Operating lease right-of-use assets	5,372	6,066
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	283	1,107
Total assets	$72,763	$86,020
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,015	$2,109
Accrued liabilities	3,692	6,284
Contract research liabilities	2,572	3,653
Deferred revenue, current portion	—	22,679
Operating lease liabilities, current portion	2,073	2,043
Total current liabilities	10,352	36,768
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	3,827	4,517
Term loan, non-current portion, net	20,539	20,262
Other long-term liabilities	891	801
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	521,064	512,046
Accumulated other comprehensive income (loss)	71	(3)
Accumulated deficit	(484,812)	(489,202)
Stockholders’ equity	36,342	22,860
Total liabilities and stockholders’ equity	$72,763	$86,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaborative research and development and other revenue	$23,347	$1,639	$23,317	$3,139
Product revenue, net	2,497	2,346	5,302	4,977
Total revenues	25,844	3,985	28,619	8,116
Operating expenses:
Cost of product revenues	964	879	2,196	2,015
Research and development	6,686	6,598	14,403	12,849
Selling, general and administrative	3,439	3,278	6,879	6,732
Total operating expenses	11,089	10,755	23,478	21,596
Income (Loss) from operations	14,755	(6,770)	5,141	(13,480)
Other income (expense):
Interest and other income	135	177	393	386
Interest expense	(552)	(634)	(1,144)	(1,263)
Net other expense	(417)	(457)	(751)	(877)
Net income (loss)	$14,338	$(7,227)	$4,390	$(14,357)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	89	(3)	74	(7)
Total comprehensive income (loss)	$14,427	$(7,230)	$4,464	$(14,364)
Net income (loss) per share
Basic	$0.07	$(0.04)	$0.02	$(0.09)
Diluted	$0.07	$(0.04)	$0.02	$(0.09)
Weighted-average shares used in computing net income (loss) per share
Basic	196,866	164,359	196,306	163,219
Diluted	207,477	164,359	206,111	163,219

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Issuance of common stock upon exercise of stock options	577	—	761	—	—	761
Stock-based compensation expense from stock options and ESPP shares	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074
Issuance of common stock upon equity financings, net of issuance costs of $192	2,610	—	6,202	—	—	6,202
Issuance of common stock upon exercise of stock options, ESPP purchases and other	1,119	—	1,145	—	—	1,145
Stock-based compensation expense from stock options and ESPP shares	—	—	494	—	—	494
Net income	—	—	—	—	14,338	14,338
Unrealized gain on available-for-sale securities, net of tax	—	—	—	89	—	89
Balance at June 30, 2020	199,563	$19	$521,064	$71	$(484,812)	$36,342

Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon equity financings, net of issuance costs of $129	243	—	61	—	—	61
Stock-based compensation expense from stock options and ESPP shares	—	—	437	—	—	437
Fully vested options issued to settle accrued liabilities	—	—	994	—	—	994
Net loss	—	—	—	—	(7,130)	(7,130)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Balance at March 31, 2019	162,303	$16	$490,100	$(4)	$(475,754)	$14,358
Issuance of common stock upon equity financings, net of issuance costs of $127	29,571	3	15,316	—	—	15,319
Issuance of common stock upon ESPP purchases	57	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	420	—	—	420
Net loss	—	—	—	—	(7,227)	(7,227)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at June 30, 2019	191,931	$19	$505,863	$(7)	$(482,981)	$22,894

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$4,390	$(14,357)
Adjustments to reconcile net income (loss) to net cash used in by operating activities:
Depreciation and amortization	139	153
Stock-based compensation	906	860
Amortization of debt issuance cost	225	179
Net amortization on investments	(76)	24
Changes in operating lease liabilities	34	79
Changes in assets and liabilities:
Accounts receivable	316	(385)
Inventories	(74)	(246)
Prepaid expenses and other assets	(1,198)	910
Accounts payable	(94)	423
Accrued and other liabilities	(2,448)	896
Contract research liabilities	(1,081)	(201)
Deferred revenue	(22,679)	—
Total adjustments	(26,030)	2,692
Net cash used in operating activities	(21,640)	(11,665)
Cash flows from investing activities
Purchases of property and equipment	(146)	(81)
Purchases of available-for-sale securities	(28,156)	(49)
Proceeds from maturities of available-for-sale securities	25,357	1,693
Net cash (used in) provided by investing activities	(2,945)	1,563
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(5)
Net proceeds from issuances of common stock	8,108	15,406
Net cash provided by financing activities	8,107	15,401
Net increase (decrease) in Cash, cash equivalents, and restricted cash	(16,478)	5,299
Cash, cash equivalents, and restricted cash, beginning of the period (1)	35,074	31,794
Cash, cash equivalents, and restricted cash, end of the period (1)	$18,596	$37,093
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$—	$994
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$—	$7,329

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheet at June 30, 2020 and December 31, 2019.
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

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2020, the operating results and comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020 and 2019. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2020, the Company had an accumulated deficit of $484.8 million as well as negative cash flows from operating activities for the six months ended June 30, 2020.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to new information that suggests that the inventory will not be saleable.  If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$279	$282
Work in process	1,541	1,537
Finished goods	1,640	1,564
Total inventories	$3,460	$3,383

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

Total revenue by geographic region (based on the location of the customer) for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$24,503	$2,860	$25,614	$5,354
Europe	668	556	1,753	1,383
Japan	251	314	525	736
Other	422	255	727	643
Total	$25,844	$3,985	$28,619	$8,116

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive income (loss) has been disclosed in the Company’s Statements of Comprehensive Income (Loss).

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerators:
Net income (loss)	$14,338	$(7,227)	$4,390	$(14,357)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	196,866	164,359	196,306	163,219
Dilutive common shares from stock options and ESPP	10,611	—	9,805	—
Weighted average shares used to compute diluted net loss per share	207,477	164,359	206,111	163,219
Net income (loss) per share:
Basic	$0.07	$(0.04)	$0.02	$(0.09)
Diluted	$0.07	$(0.04)	$0.02	$(0.09)

Options to purchase approximately 4.4 million and 7.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2020, respectively, as the effect would be anti-dilutive. Options to purchase approximately 29.8 million and 30.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2019, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of ASC 606, all of the guidance in ASC 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in Topic 808 to the unit of account guidance in ASC 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of ASC 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for the Company for all interim and annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaborator/Counterparty
Gilead (1)	$23,144	$1,452	$22,876	$2,704
Others (2)	203	187	441	435
Total collaborative research and development and other revenue	$23,347	$1,639	$23,317	$3,139

(1)

The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as the Company’s obligation was being satisfied (see Agreement with Gilead Sciences, Inc.)  In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and the Company. As a result, the Company recognized as revenue all of the remaining upfront fee and milestone payment during the three and six months ended June 30, 2020 that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of June 30, 2020. Amounts recognized as revenue during the three and six months ended June 30, 2019, related entirely to the Company’s reimbursable collaborative research and development services performed under the Company’s agreement with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen had elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

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

Under the terms of the Gilead Agreement, Gilead made an upfront payment to DURECT of $25 million,  and in October 2019, the Company also received a $10 million milestone payment from Gilead for further development of the product candidate.

          The upfront and milestone consideration of $35 million received in 2019 was being recognized as revenue as the Company’s performance obligations were being satisfied using the cost-to-cost input method, which the Company believed best depicted the transfer of control to the customer.

In June 2020, the Company was notified that Gilead was terminating the Gilead Agreement and a related R&D agreement between Gilead and the Company. As a result, we recognized $23.1 million as revenue during the three and six months ended June 30, 2020, which represents all of the remaining upfront fee and milestone payment that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of June 30, 2020.

The following table provides a summary of collaborative research and development revenue recognized under the Gilead Agreement (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Recognition of upfront and milestone consideration	$23,144	$—	$22,679	$—
Research and development expenses reimbursable by Gilead	—	1,452	197	2,704
Total collaborative research and development revenue	$23,144	$1,452	$22,876	$2,704

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and six months ended June 30, 2020 and 2019 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2020). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of June 30, 2020, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2020 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$935	$—	$—	$935
Certificates of deposit	150	—	—	150
Commercial paper	27,151	7	(3)	27,155
Municipal bonds	16,053	39	—	16,092
Corporate debt	6,019	28	—	6,047
	$50,308	$74	$(3)	$50,379
Reported as:
Cash and cash equivalents	$17,530	$—	$(1)	$17,529
Short-term investments	32,628	74	(2)	32,700
Long-term restricted investments	150	—	—	150
	$50,308	$74	$(3)	$50,379

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$524	$—	$—	$524
Certificates of deposit	150	—	—	150
Commercial paper	47,221	1	(4)	47,218
U.S. Government agencies	4,500	1	—	4,501
Corporate debt	9,869	1	(2)	9,868
	$62,264	$3	$(6)	$62,261
Reported as:
Cash and cash equivalents	$32,364	$—	$(3)	$32,361
Short-term investments	29,750	3	(3)	29,750
Long-term restricted investments	150	—	—	150
	$62,264	$3	$(6)	$62,261

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2020, by contractual maturity (in thousands):

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$49,373	$49,444
	$49,373	$49,444

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2020.

As of June 30, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2020, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of product revenues	$27	$22	$52	$43
Research and development	249	172	460	346
Selling, general and administrative	216	228	394	470
Total stock-based compensation	$492	$422	$906	$859

As of June 30, 2020 and 2019, $13,000 and $10,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock Options
Risk-free rate	0.5%	1.9-2.5%	0.5-1.4%	1.9-2.7%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-7.3	7.5-10.0	7.0-7.3	7.5-10.0
Volatility	86-87%	79-83%	84-87%	79-86%

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan
Risk-free rate	0.1%	2.4%	0.1-1.6%	2.4-2.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	124%	78%	105-124%	60-78%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.47% as of June 30, 2020) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of June 30, 2020, are as follows (in thousands):

Six months ended December 31, 2020	$929
2021	3,172
2022	9,381
2023	8,644
2024	4,717
Total minimum payments	26,843
Less amount representing interest	(5,119)
Gross balance of term loan	21,724
Less unamortized debt discount	(1,185)
Carrying value of term loan, net	20,539
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,539

As of June 30, 2020, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $564,000 and $1.1 million for the three and six months ended June 30, 2020, respectively, compared to $564,000 and $1.1 million for the corresponding periods in 2019.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ended December 31, 2020	$1,105
2021	2,126
2022	1,991
2023	1,970
Thereafter	275
$7,467

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

During the three and six months ended June 30, 2020, the Company raised net proceeds (net of commissions) of approximately $6.2 million from the sale of 2,610,375 shares of the Company’s common stock in the open market at a weighted average price of $2.45 per share, pursuant to the 2015 Sales Agreement.

During the three months ended June 30, 2019, the Company raised net proceeds (net of commissions) of approximately $355,000 from the sale of 571,700 shares of the Company’s common stock in the open market at a weighted average price of $0.64 per share, pursuant to the 2015 Sales Agreement. During the six months ended June 30, 2019, the Company raised net proceeds (net of commissions) of approximately $538,900 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share, pursuant to the 2015 Sales Agreement.

          As of July 31, 2020, the Company had up to approximately $147.6 million of the Company’s securities available for sale under the 2018 Registration Statement, of which approximately $62.7 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Note 8. Subsequent Event

     In July 2020, the Company raised net proceeds (net of commissions) of approximately $2.2 million from the sale of 1,007,392 shares of the Company’s common stock in the open market at a weighted average price of $2.30 per share, pursuant to the 2015 Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2020 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•

potential uses and benefits of DUR-928 to treat alcoholic hepatitis (AH), non-alcoholic steatohepatitis (NASH), COVID-19 patients with acute liver or kidney injury, or other conditions, including acute kidney injury (AKI), and nonalcoholic fatty liver disease;

•	potential regulatory filings for or approval of DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS and milestone and royalty payments we may receive from Santen or Orient Pharma;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our product candidates and technologies, including POSIMIR and our SABER and ORADUR technologies;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our product candidates and continued development of our product candidates;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products or product candidates;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for product candidates in our product development pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•

the results and timing of clinical trials, the ability to enroll patients in clinical trials in a timely and cost-effective manner, the likelihood of future clinical trial results being similar to results from previous trials, including for DUR-928, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval and timing of responses to our regulatory submissions;
•	the impact of FDA, DEA, EMEA and other government regulation on our business;
•	uncertainties associated with obtaining, asserting and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the product candidates we develop and/or license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;
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

•	our expectations regarding research and development expenses, and selling, general and administrative expenses;
•	the composition of future revenues; and
•	accounting policies and estimates.

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

Our product pipeline currently consists of multiple investigational drug candidates in development.  DURECT’s lead candidate, DUR-928 is an endogenous sulfated oxysterol and an epigenetic regulator. It represents a new class of therapeutics with a unique mechanism of action. DUR-928 epigenetically modulates the expression of multiple clusters of master genes that are involved in many important cell signaling pathways, through which it stabilizes mitochondria, reduces lipotoxicity, regulates inflammatory or stress responses, and promotes cell survival.  It is in Phase 2 development for alcoholic hepatitis (AH) and acute liver or kidney injury in COVID-19 patients and Phase 1 for nonalcoholic steatohepatitis (NASH). DURECT’s proprietary drug delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  One late-stage development program in this category is POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to 3 days of pain relief after surgery.

NOTE:  POSIMIR®, SABER®, CLOUD®, ORADURTM, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

A central aspect of our business strategy involves advancing multiple product opportunities at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and pay us milestone payments based on specific development or commercial achievements plus royalties on product sales. At the same time, we have retained the rights to other programs, which are the basis of potential future collaborations and which over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2019 and in Note 2 of the financial statements included in Item 1 above.

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world. The rapid spread of the disease has resulted in a pandemic with millions of confirmed cases and causing hundreds of thousands of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients experience a rapid elevation of inflammation-inducing signaling molecules (cytokine storm) that trigger acute injuries in multiple organs including the liver and the kidney. Organ injury may also occur in hospitalized COVID-19 patients as the result of other complications of the viral infection. In a study of 1,059 adult cases of confirmed COVID-19, 62% of patients presented with at least one elevated liver enzyme. In another study, 36.6% of 5,449 patients admitted with COVID-19 had or developed AKI. A range of vaccine and many other therapeutic candidates are under development.

In response to this global pandemic, we have initiated recruiting patients for a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. In addition, as we continue to actively advance all of our research and development programs, we are assessing on an ongoing basis the impact of COVID-19 on our clinical trials, product candidate testing, expected timelines and costs.

COVID-19 has also had a negative impact on our business.  In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals is on the prioritization of healthcare resources toward fighting the virus and clinical site initiations. As a result, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. We are also evaluating the impact of the COVID-19 on orders for our ALZET and LACTEL product lines, where we have seen decreases in sales volumes and requests for changes in payment terms. In addition, in response to the spread of COVID-19, we closed our principal executive office for a period of time, although our employees continue to work from home, and, in keeping with social distancing requirements, we have limited the number of staff in our facilities. This partial disruption, although temporary, may impact our operations and overall business by delaying the progress of our research and development programs, including our planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

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

The biological activity of DUR-928 has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., endotoxin shock, acute oxidative stress, ischemic-reperfusion injury in the kidney and brain) and several represent chronic metabolic disorders involving hepatic lipid accumulation and dysfunction (e.g., NASH and NAFLD).

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcoholic hepatitis (AH) is an acute form of alcoholic liver disease (ALD) associated with long-term heavy intake of alcohol, and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 117,000 hospitalizations for patients with alcoholic hepatitis in 2016. From a recent publication analyzing the mortality and costs associated with alcoholic hepatitis, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $800,000. The rapid spread of the COVID-19 has resulted in a pandemic with millions of confirmed cases and causing hundreds of thousands of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients experience a rapid elevation of inflammation-inducing signaling molecules (cytokine storm) that trigger acute injuries in multiple organs including the liver and the kidney. Organ injury may also occur in hospitalized COVID-19 patients as the result of other complications of the viral infection. In a study of 1,059 adult cases of confirmed COVID-19, 20% of patients presented with at least one elevated liver enzyme. In another study, 37% of 5,449 patients admitted with COVID-19 had or developed AKI. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928.

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

In this Phase 2a trial, dose escalation was permitted following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee (DEC). The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate and severe AH, who were administered DUR-928 intravenously at three different doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on day two, one patient did not return for the scheduled day seven and day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following DUR-928 treatment.

In November 2019, the results from our Phase 2a clinical trial of DUR-928 in alcoholic hepatitis (AH) were presented as a late-breaking oral presentation at The Liver Meeting®.  The study results were also selected for inclusion in the ‘Best of The Liver Meeting’ summary slide presentation in the alcohol-related liver disease category.

All 19 patients treated with DUR-928 in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Fifteen of the 19 patients had Maddrey’s Discriminant Function scores of 32 or greater, indicating that they had severe AH. Patients treated with DUR-928 had a statistically significant reduction from baseline in bilirubin at day 7 and 28 and MELD at day 28.  Lille scores were also statistically significantly lower than those from a well-matched group of patients in a contemporary ongoing trial as well as several published historical controls.  74% of all DUR-928 treated patients and 67% of those with severe AH were discharged from the hospital within four days of receiving a single dose of DUR-928.

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

2)	One patient in the DUR-928 group did not return for the day 7 or 28 visit. All 19 patients, including this one, treated with DUR-928 in this trial survived the 28-day follow-up period.
3)	Lille scores in the DUR-928 group were significantly lower than that of the UL patients (p=0.01; Wilcoxon's Rank Sum Test).

[1]	Louvet A et al. Hepatology 2007; 45: 1348-54.

As shown below, 100% of patients in the 30 mg and 90 mg DUR-928 dosing groups were treatment responders based on their Lille scores.  89% of the overall DUR-928 patient population were treatment responders based on Lille.  Patients with severe AH, as defined by Maddrey’s Discriminant Function ≥32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to DUR-928 treatment.

AH Patient Category	n1	Responders (Lille<0.45)	Lille Median (Quartile)
All Patients[2] 30 or 90 mg DUR-928[3]	18 14	89% 100%	0.10 (0.04, 0.20) 0.05 (0.04, 0.19)
DF≥32 (SAH)[2,4] 30 or 90 mg DUR-928[3]	15 11	87% 100%	0.19 (0.05, 0.22) 0.12 (0.05, 0.19)
MELD 21-30[2] 30 or 90 mg DUR-928[3]	12 8	83% 100%	0.19 (0.11, 0.25) 0.19 (0.10, 0.19)
Baseline bilirubin >8mg/dl2 30 or 90 mg DUR-928[3]	11 8	82% 100%	0.10 (0.05, 0.20) 0.10 (0.05, 0.19)
1)	One patient did not return for Day 7 and 28 visits;
2)	Including patients receiving 30, 90 and 150 mg of DUR-928;
3)	Excluding patients receiving 150 mg of DUR-928.
4)

Maddrey’s Discriminant Function (MDF or DF) is calculated using the patient’s prothrombin time and serum bilirubin level. DF was introduced in 1978 as a predictor of significant mortality risk for AH patients. A DF≥32 identified AH patients with a 30-day mortality rate of ≥50%.

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

We are working with the FDA and our advisors to finalize the design of a multi-center, international, randomized, double blind, placebo-controlled Phase 2b clinical trial of DUR-928 in severe AH patients.  Patients in the trial will be randomized to receive 30 mg of DUR-928, 90 mg of DUR-928 or placebo. The primary endpoint will be survival rate for patients treated with DUR-928 compared to those treated with placebo. Further details of the trial design, including the size of the trial and other trial parameters will be provided at a future date.  We expect to initiate the trial in the second half of 2020, subject to potential delays due to COVID-19.

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

COVID-19 with DUR-928

Market Opportunity.    Coronavirus disease 2019 (COVID-19) is an infectious disease caused by severe acute respiratory syndrome coronavirus (SARS-COV-2) infection. The rapid spread of the disease has resulted in a pandemic with millions of confirmed cases and causing hundreds of thousands of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients experience a rapid elevation of inflammation-inducing signaling molecules (cytokine storm) that trigger acute injuries in multiple organs including the liver and the kidney. Organ injury may also occur in hospitalized COVID-19 patients as the result of other complications of the viral infection. In a study of 1,059 adult cases of confirmed hospitalized COVID-19, 62% of patients presented with at least one elevated liver enzyme. In another study, 36.6% of 5,449 patients admitted with COVID-19 had or developed AKI.

Clinical Program.    We have begun to recruit patients for a randomized, double-blind, placebo-controlled, multi-center Phase 2 study to evaluate the safety and efficacy of DUR-928 in hospitalized COVID-19 infected patients with acute liver or kidney injury. This Phase 2, randomized, double-blind, placebo-controlled, multi-center study is designed to evaluate safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. The primary efficacy endpoint is a composite of survival and being free of acute organ failure (free of mechanical ventilation, free of liver failure events and free of renal replacement therapy) at day 28.

A total of approximately 80 patients are planned to be enrolled into two study treatment groups in a 3:1 (DUR-928:placebo) ratio. Patients will receive a dose of 150 mg of DUR-928 or placebo by intravenous infusion on day 1 and day 4 in combination with standard of care therapy, which will be determined by the principal investigator (PI) at each clinical trial site. Patients will be followed for 60 days. Should any drug product be determined by the FDA to be safe and effective for the treatment of COVID-19 while the trial is ongoing, such treatments may be offered, at each PI’s discretion, to any remaining and future patients in this trial.

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

Clinical Program.    We recently conducted a Phase 1b randomized and open-label clinical study in the U.S. to evaluate safety, pharmacokinetics and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis. DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial as shown below. Key endpoints included safety and PK, clinical chemistry and biomarkers (e.g., ALT, AST, GGT, triglycerides, Non-HDL-C, CK-18s, inflammatory cytokines) as well as liver fat content by imaging and liver stiffness (e.g. MRI-PDFF and FibroScan®).

In May 2020, we reported positive topline results from this Phase 1b clinical study of orally administered DUR-928 in NASH patients.

A total of 65 patients completed the study, in which DUR-928 was orally administered daily for 4 weeks at 50 mg (n=23), 150 mg (n=21), or 600 mg (300 mg BID (n=21)) and followed up for an additional 4 weeks. Both the 50 mg and 600 mg dose groups showed a statistically significant median reduction at day 28 from baseline of serum alanine aminotransferase (ALT) levels at -16% and -17%, respectively. The 600 mg dose group also showed statistically significant median reductions at day 28 from baseline of serum aspartate aminotransferase (AST) (-18%) and gamma-glutamyl transferase (GGT) (-8%), and the 50 mg dose group had a statistically significant reduction at day 28 from baseline in liver stiffness as measured by Fibroscan (-10%).

Patients in the 50 mg or 150 mg dose groups also had statistically significant median reduction at day 28 from baseline of serum triglycerides (-13% in the 50 mg group) or LDL-C (-11% in the 150mg group). Patients with elevated baseline triglycerides (≥200 mg/dL; n=16) across all dose groups had a median reduction at day 28 from baseline of -24% (p <0.01).

At day 28, 43% of patients in all three dose groups showed ≥ 10% liver fat reduction from baseline as measured by magnetic resonance imaging - proton density fat fraction (MRI-PDFF). In this subgroup, there was a significant reduction from baseline in median liver fat content (-18%, -19%, and -23%, in the 50 mg, 150 mg and 600 mg groups respectively). The reduction of liver fat content was accompanied by a significant median reduction from baseline of serum ALT (-21%, -19%, and -32%, in the 50 mg, 150 mg and 600 mg groups respectively).

DUR-928 was well tolerated at all three doses evaluated. There were no serious adverse events reported during the study.  Pharmacokinetic (PK) parameters after repeat dosing were comparable to those after a single dose (from a prior study), indicating no accumulation after repeat dosing.

Results, including biomarker data, are still being analyzed. DURECT plans to present additional results and data analyses at a future scientific meeting.

Topline Data Summary (Day 28 vs Baseline)

Median at Day 28 * p < 0.05 ** p < 0.01 *** p < 0.001		All Subjects			Patients with ≥ 10% Reduction in MRI-PDFF
		50 mg QD (n=21-23)	150 mg QD (n=20-21)	300 mg BID (n=20-21)	50 mg QD (n=9)	150 mg QD (n=8)	300 mg BID (n=9)
Liver Enzymes	ALT	-16%*	-10%	-17%***	-21%**	-19%*	-32%***
	AST	-14%	-9%	-18%**	-24%**	-21%	-39%***
	GGT	-6%	-1%	-8%*	-13%***	-16%*	-14%
Imaging	MRI-PDFF	-7%	-7%	-4%	-18%***	-19%***	-23%***
	FibroScan	-10%**	-9%	-1%	-7%	-9%**	-9%
Serum Lipids	LDL-C	-6%	-11%*	-7%	-7%	-11%	-8%*
	Non-HDL-C	-8%	-5%	-1%	-10%	-8%*	-12%*
	Triglycerides	-13%*	-3%	-2%	-9%	0%	-8%
	24% reduction in serum triglycerides in patients with elevated baseline triglycerides (≥200 mg/dL; n=16) across all dose groups at day 28 from baseline (p <0.01)

ALT (alanine aminotransferase); AST (aspartate aminotransferase); GGT (gamma-glutamyl transferase);  LDL-C ( Low-Density Lipoprotein – Cholesterol); Non-HDL-C (Total cholesterol excluding High-Density Lipoprotein-Cholesterol);  QD (once a day); BID (twice a day); MRI-PDFF (Magnetic Resonance Imaging - Proton Density Fat Fraction) is a non-invasive measure of the proportion of liver tissue which is composed of fat; FibroScan is a specialized ultrasound machine that measures the stiffness of liver tissue.

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

Collectively, the biological signals observed in NASH patients plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker, clinical chemistry and liver imaging effects will be associated with clinically relevant benefits, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

ORADUR-ADHD Program

In collaboration with Orient Pharma, we developed a drug candidate based on our ORADUR technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing. In August 2009, we entered into a development and license agreement, as amended, with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER. We retain rights to North America, Europe and all other countries not specifically licensed to Orient Pharma.

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

We currently have several active drug delivery technology platforms:

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2020, we had an accumulated deficit of $484.8 million. Our net income was $14.3 million and $4.4 million for the three and six months ended June 30, 2020, resulting from recognition of $23.1 million previously deferred revenue related to the upfront and milestone payments in connection with an agreement for which we received notice of termination from Gilead in June 2020. Such revenue is non-recurring and has no cash flow impact on the Company during the three and six month periods ended June 30, 2020. Our net loss was $7.2 million and $14.4 million for the three and six months ended June 30, 2019. Our losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the second quarter of 2020 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2020. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

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

Results of Operation

Three and Six months ended June 30, 2020 and 2019

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represent reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue from the recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development and other revenue in the near future to decrease compared to the second quarter of 2020 largely as a result of the recognition of the remaining deferred revenue of $23.1 million from the upfront fee and a milestone payment associated with the Gilead agreement in the second quarter of 2020. We expect our collaborative research and development and other revenue to fluctuate in future periods depending on the success of our efforts to enter into potential new collaborations, our existing third party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $23.3 million for both the three and six months ended June 30, 2020, compared to $1.6 million and $3.1 million for the corresponding periods in 2019. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaborator/Counterparty
Gilead (1)	$23,144	$1,452	$22,876	$2,704
Others (2)	203	187	441	435
Total collaborative research and development and other revenue	$23,347	$1,639	$23,317	$3,139

(1)

We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied using the cost-to-cost input method (see Note 2. Agreement with Gilead Sciences, Inc.). In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and us. As a result, we recognized as revenue all of the remaining upfront fee and milestone payment during the three and six months ended June 30, 2020 that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of June 30, 2020. Amounts recognized as revenue during the three and six months ended June 30, 2019, related entirely to our reimbursable collaborative research and development services performed under our agreement with Gilead.

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

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $2.5 million and $5.3 million in the three and six months ended June 30, 2020, respectively, compared with $2.3 million and $5.0 million for the corresponding periods in 2019. The increases in the three and six months ended June 30, 2020 were primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding periods in 2019.

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

Cost of product revenues

Cost of product revenues was $964,000 and $2.2 million for the three and six months ended June 30, 2020, respectively, compared with $879,000 and $2.0 million for the corresponding periods in 2019. The increases in the three and six months ended June 30, 2020 were primarily due to higher cost of goods sold related to our LACTEL product line arising from higher units sold compared to the corresponding periods in 2019. Stock-based compensation expense recognized related to cost of product revenues was $27,000 and $52,000 for the three and six months ended June 30, 2020, respectively, compared to $22,000 and $43,000 for the corresponding periods in 2019.

We had 21 manufacturing employees as of June 30, 2020 compared with 20 as of June 30, 2019. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $6.7 million and $14.4 million for the three and six months ended June 30, 2020, respectively, compared to $6.6 million and $12.8 million for the corresponding periods in 2019. The increase in the three months ended June 30, 2020 was primarily attributable to higher research and development costs associated with DUR-928, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program and POSIMIR compared to the corresponding period in 2019, as more fully discussed below. The increase in the six months ended June 30, 2020 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program compared to the corresponding period in 2019, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $249,000 and $460,000 for the three and six months ended June 30, 2020, respectively, compared to $172,000 and $346,000 for the corresponding periods in 2019. As of June 30, 2020, we had 46 research and development employees compared with 43 as of June 30, 2019. We expect research and development expenses in the near future to increase compared to the second quarter of 2020 as we expect to incur higher research and development expenses for DUR-928.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
DUR-928	$5,286	$3,989	$10,363	$8,185
POSIMIR	608	1,298	2,328	2,020
Gilead	376	1,085	831	2,169
Depot injectable programs	276	145	456	326
Others	140	81	425	149
Total research and development expenses	$6,686	$6,598	$14,403	$12,849

DUR-928

Our research and development expenses for DUR-928 were $5.3 million and $10.4 million in the three and six months ended June 30, 2020, respectively, compared to $4.0 million and $8.2 million for the corresponding periods in 2019. The increase in the three months ended June 30, 2020 was primarily due to higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2019. The increase in the six months ended June 30, 2020 was primarily due to higher clinical trial expenses, higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2019.

It is too early to assess the full impact of the COVID-19 outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis and our Phase 2 trial in COVID-19 patients, but COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR were $608,000 and $2.3 million in the three and six months ended June 30, 2020, respectively, compared to $1.3 million and $2.0 million for the corresponding periods in 2019. The decrease in the three months ended June 30, 2020 was primarily due to lower consulting related expenses for this drug candidate compared with the corresponding period in 2019. The increase in the six months ended June 30, 2020 was primarily due to higher consulting related expenses for this drug candidate, largely related to the FDA Advisory Committee meeting in January 2020, compared with the corresponding period in 2019.

It is possible that the COVID-19 outbreak will impact the timing of FDA’s review of the POSIMIR NDA.

Gilead Program

Our research and development expenses for the Gilead program were $376,000 and $831,000 in the three and six months ended June 30, 2020, respectively, compared to $1.1 million and $2.2 million for the corresponding periods in 2019. The decreases in the three and six months ended June 30, 2020 were primarily due to lower employee-related costs and outside costs devoted to the program compared with the corresponding periods in 2019. In June 2020, Gilead provided notice that, effective as of December 22, 2020, it is terminating the Gilead Agreement and a related R&D agreement between Gilead and us.

Depot injectable programs

Our research and development expenses for depot injectable programs were $276,000 and $456,000 in the three and six months ended June 30, 2020, respectively, compared to $145,000 and $326,000 for the corresponding periods in 2019. The increases in the three and six months ended June 30, 2020 were primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding periods compared with the corresponding periods in 2019.

Other DURECT research programs

Our research and development expenses for all other programs were $140,000 and $425,000 in the three and six months ended June 30, 2020, respectively, compared to $81,000 and $149,000 for the corresponding periods in 2019. The increases in the three and six months ended June 30, 2020 was primarily due to higher employee-related costs associated with these programs compared with the corresponding periods in 2019.

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

Selling, general and administrative expenses were $3.4 million and $6.9 million in the three and six months ended June 30, 2020, respectively, compared to $3.3 million and $6.7 million for the corresponding periods in 2019. The increases in 2020 were due to higher employee related costs for selling, general and administrative personnel. Stock-based compensation expense recognized related to selling, general and administrative personnel was $216,000 and $394,000 for the three and six months ended June 30, 2020, respectively, compared to $228,000 and $470,000 for the corresponding periods in 2019.

We had 26 selling, general and administrative employees as of June 30, 2020 compared with 22 employees as of June 30, 2019. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2020.

Other income (expense). Interest and other income was $135,000 and $393,000 for the three and six months ended June 30, 2020, respectively, compared to $177,000 and $386,000 for the corresponding periods in 2019. The decrease in interest and other income in the three months ended June 30, 2020 compared with the corresponding period in 2019 was primarily the result of lower interest income generated as a result of lower interest rates associated with our cash and investments.  The increase in interest and other income in the six months ended June 30, 2020 compared with the corresponding period in 2019 was primarily the result of higher interest income generated as a result of a higher average balance of cash and investments.

Interest and other expense was $552,000 and $1.1 million for the three and six months ended June 30, 2020, respectively, compared to $634,000 and $1.3 million for the corresponding periods in 2019. The decreases in interest and other expense in the three and six months ended June 30, 2020 were primarily due to lower interest rates associated with the term loan with Oxford Finance compared with the corresponding periods in 2019.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $51.3 million at June 30, 2020 compared to $64.8 million at December 31, 2019. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2020 and December 31, 2019. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2020 was primarily the result of cash used in ongoing operating expenses and interest payments, partially offset by cash received from the exercise of stock options and payments received from collaboration partners and customers.

We used $21.6 million of cash in operating activities in the six months ended June 30, 2020 compared to $11.7 million used for the corresponding period in 2019. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities.

We used $2.9 million of cash in investing activities for the six months ended June 30, 2020 compared to $1.6 million provided by investing activities for the corresponding period in 2019. The increase in cash used from investing activities was primarily due to an increase in purchases of available-for-sale securities for the six months ended June 30, 2020 compared to the corresponding period in 2019. We anticipate incurring capital expenditures of approximately $200,000 in 2020 to purchase research and development and other capital equipment.

We received $8.1 million of cash from financing activities for six months ended June 30, 2020 compared to $15.4 million for the corresponding period in 2019. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock and from exercise of stock options in the six months ended June 30, 2020 compared with the corresponding period in 2019.

We anticipate that cash used in operating activities in the near future will increase compared to the second quarter of 2020 as we experience higher research and development expenses related to DUR-928.

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

During the three and six months ended June 30, 2020, the Company raised net proceeds (net of commissions) of approximately $6.2 million from the sale of 2,610,375 shares of the Company’s common stock in the open market at a weighted average price of $2.45 per share, pursuant to the 2015 Sales Agreement.

As of July 31, 2020, the Company had up to approximately $147.6 million of the Company’s securities available for sale under the 2018 Registration Statement of which approximately $62.7 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Any material sales in the public market of our common stock, under the 2015 Sales Agreement or otherwise under the 2018 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the six months ended June 30, 2020, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is impacting our business in several ways.  Sales of our ALZET product line were negatively impacted in the first half of 2020 by COVID-19 and the future impact on sales of our ALZET and LACTEL product lines are uncertain.  For DUR-928, we may experience delays in the start of the Phase 2b clinical trial in patients with AH and in the recruitment of patients in our COVID-19 trial, and some patients who completed dosing of the Phase 1b clinical trial in NASH were not able to complete their follow up visits.  We are also incurring additional expenses to initiate and conduct a clinical trial of DUR-928 in COVID-19 patients.  These losses, delays and additional expenses will increase our cash burn and extend the period before which we may be able to raise additional capital based on additional clinical trial results.  Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments and anticipated revenues will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from the date the financial statements are filed. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical product candidates currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2020, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks Related To Our Business

We are dependent on the success of DUR-928 and we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which recently completed a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently recruiting patients for a Phase 2 clinical trial in COVID-19 patients.  The NASH clinical trial was designed to evaluate safety, pharmacokinetics and various pharmacodynamic signals, the AH trial was designed to determine the safety, pharmacokinetics and pharmacodynamic signals of DUR-928 in AH patients following treatment, and the trial in patients with COVID-19 is designed to evaluate safety and efficacy, as well as pharmacokinetics and pharmacodynamic signals. Future clinical trials will need to establish clinically and statistically significant proof of efficacy, and/or sufficient evidence of safety to support additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its dosage, dosing regimen, toxicology, carcinogenicity, pharmacokinetics and other non-clinical parameters, as well as regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because DUR-928 fails to be shown to be safe and effective or because we have inadequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. In evaluating DUR-928 in patients with COVID-19, a recently identified and not well understood pathology associated with severe morbidity and mortality, there is a risk that we may not be able to demonstrate efficacy in that patient population, a risk that we may not be able to recruit sufficient patients in a timely and cost-effective manner and a risk of treatment emergent events that may harm the drug’s safety profile and could require the expenditure of substantial resources and funds.

We do not anticipate that DUR-928 will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for DUR-928, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments or vaccines, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other drugs or vaccines. The success of DUR-928 may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize DUR-928, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated that DUR-928 can lead to the reduction of from baseline in liver enzymes, imaging and serum lipids as well as certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

Open-label trials of DUR-928 in NASH and AH have inherent limitations

The recently completed NASH and AH trials of DUR-928 are open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that they received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Any initial data collected from these open-label trials also cannot be meaningfully analyzed or relied upon until after the completion of the trials due to the limited number of patients involved, open-label nature and lack of control groups. Additionally, larger controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including AH, NASH, AKI, CKD and COVID-19. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant or clinically meaningful manner.

The outbreak of the novel coronavirus disease, COVID-19, has and will adversely impact our business

   On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world.  Starting in March 17, 2020, the health officers of all San Francisco Bay Area counties issued shelter-in-place orders, which directed all businesses in the San Francisco Bay Area to cease non-essential operations at physical locations in the counties, and these orders have continued in varying terms since. While we are currently considered to be an essential business and our operations have only been partially affected by these orders, it is too early to assess the full impact of the COVID-19 outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis and our ongoing Phase 2 trial in COVID-19 patients with acute liver or kidney injury, and COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials in a commercially reasonable timeframe. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET and LACTEL product lines and POSIMIR, if approved, and impact our operating results. We also need to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•	material delays and complications with respect to our research and development programs.

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested

The COVID-19 pandemic has and may continue to delay full data analysis and results reporting for our recently completed NASH trial.  We have initiated recruiting patients for a double-blind, placebo-controlled, multi-center, Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury; given the number of other trials being conducted for vaccines and therapeutic treatments for COVID-19, there is a risk that recruiting clinical trial sites and patients for this trial may be challenging, take a longer period of time than anticipated or may not even be achievable. We are planning a double blind, multi-center Phase 2b clinical trial to evaluate intravenously infused DUR-928 in patients with severe AH and anticipate initiating that trial in the second half of 2020, subject to potential delays resulting from COVID-19 or the time to obtain FDA comments and feedback, timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation.  We had previously stated that, assuming reasonable enrollment rates, we anticipated that top-line data would be available from this trial in 2022. Given uncertainty related to the timing of initiation of the trial due to COVID-19-related impacts on clinical trial sites and the FDA, and finalization of the trial design, we will provide a revised estimate of the timing of top-line data from this trial at a future date. There can be no assurance that the trial will commence or enroll as anticipated if at all, and delays in commencement or enrollment could add to the costs and expenses of this trial and harm our business.  With respect to the above clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

DUR-928 is in the early stages of development for COVID-19 patients with acute liver or kidney injury, and development of DUR-928 as a COVID-19 therapy will require extensive testing and funding.

Because DUR-928, as a product candidate for COVID-19 therapy, is in the early stages of development, it will require extensive clinical testing. In addition, in order to fully develop this product candidate, we will need significant additional funding. To date, we have not yet developed any drug candidates designed to combat infectious diseases and the COVID-19 trial involves very high risk patients. There can be no assurance that we will be able to successfully develop a therapy to treat any patients with COVID-19, and even if successful, to do so during this pandemic, or be able to secure the additional funding required to fully develop DUR-928 for patients with COVID-19.

We may not advance clinical trials of DUR-928 for COVID-19 if the COVID-19 disease outbreak subsides or a successful vaccine is developed and deployed.

    Disease outbreaks are unpredictable. For example, the SARS virus disappeared about four months after it caused a global panic. In the event that COVID-19 has a shorter term disease cycle than currently anticipated or if an effective vaccine is developed that obviates the need for therapeutics or the virus’ current prevalence substantially diminishes, we may be forced to abandon or delay the clinical trial and development of DUR-928 for COVID-19 due to a lack of patients or funding.

The path to regulatory approval of DUR-928 is uncertain

We are currently developing DUR-928 in several indications, including AH, COVID-19 and NASH. In these indications, there are no currently approved drugs (although in COVID-19, there is at least one drug approved by the FDA on an emergency basis).  Accordingly, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

New chemical entities derived from our Epigenetic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in any approval or viable commercial products

Our Epigenetic Regulator Program is in the early and mid-stages of development, involves a novel therapeutic approach and new chemical entities, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our Epigenetic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our drug delivery programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve through a new formulation. As a result, the product candidates from our Epigenetic Regulator Program may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities may be more demanding than that for product candidates under our drug delivery programs, for which we may be able to leverage existing data under Section 505(b)(2) of the Food, Drug, and Cosmetic Act to reduce development risk, time and cost. For example, we have yet to fully define the therapeutic dose and/or dosing regimen in any indication for DUR-928, the first drug candidate in our Epigenetic Regulator Program.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted to FDA a response to the CRL. After accepting the response to the CRL, the FDA notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting was held on January 16, 2020, which occurred after our user fee goal date; a new user fee goal date has not been assigned.  At the AADPAC meeting, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA.  There can be no assurance that the FDA will complete their review in a timely manner, or will assign a new user fee goal date, or will agree with our response to the CRL, or will approve POSIMIR for marketing, or will provide a commercially favorable label if they do approve the product.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR exists and a reasonable commercial opportunity remains available.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients and patients with COVID-19, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of non-urgent activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be included in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

•	the efforts to facilitate timely enrollment in clinical trials;
•	competition for clinical sites and patients from other clinical trials;
•	the willingness of potential clinical trial patients to provide informed consent to participate in the trial;
•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to sign up sufficient clinical trial sites and/or enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates or delays in regulatory filings and progression, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.47% as of June 30, 2020) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control the commercialization of PERSERIS or Methydur Sustained Release Capsules

We rely on Indivior for the commercialization of PERSERIS.  Indivior has stated that it launched PERSERIS in February 2019 in the U.S. with a sales force consisting of approximately 50 representatives. There can be no assurance that Indivior will obtain market acceptance and meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them may be limited. We rely on Orient Pharma for the commercialization of Methydur Sustained Release Capsules in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur Sustained Release Capsules throughout their territory, the royalty payments we receive under our agreement with them may be limited. The sales of both of these products may be negatively impacted by the COVID-19 pandemic.

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. Except for marketing authorization for PERSERIS by Indivior in the U.S. and for Orient Pharma’s approval of Methydur Sustained Release Capsules in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR to be substantially complete, there can be no assurance that additional development will not be required prior to regulatory approval of this product. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, for changes in strategy of the other party or for other reasons. In these cases, the product rights revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, termination of our agreements with Santen or Orient Pharma could have negative effects on the Company.

A significant component of our revenues resulted from collaboration agreements with other companies that have terminated, and we expect our revenues to decrease

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. In particular, for 2019, approximately 58% of our total revenues were derived from our collaboration agreement with Gilead.  In June 2020, Gilead notified us that they were terminating this collaboration.  In addition, we have seen periodic declines in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Orient Pharma with respect to Methydur Sustained Release Capsules and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of June 30, 2020, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our product candidates, including, but not limited to POSIMIR, DUR-928 and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forgo the exploitation of certain opportunities, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates, and components (including active ingredients and excipients) in non-clinical (e.g., toxicology), clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including DUR-928 and POSIMIR. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2020, had an accumulated deficit of approximately $484.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

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
•

delays associated with finding and contracting with a new supplier (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the technology required to perform the services to the new supplier;

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2020. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2019 and determined that goodwill was not impaired as of December 31, 2019. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, some investors may find our common stock less attractive

We are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. Because we are not required to have our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal control may remain undetected for a longer period. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price for our common stock may be negatively affected.

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

As of July 31, 2020, we owned or exclusively in-licensed over 35 unexpired issued U.S. patents and over 175 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 45 pending U.S. patent applications and over 140 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes nine in-licensed patent families and four patent families solely owned by us. Three patent families each include at least one granted patent providing protection until at least 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, 2037, 2040, 2040, 2041, 2041 and 2041, respectively, plus any eligible patent term adjustments and extensions. Of the thirteen patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other eleven have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous molecule, patent claims directed to DUR-928 compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and five of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. In 2019, we raised net proceeds (net of commissions) of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the August 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000. In the six months ended June 30, 2020, we raised net proceeds (net of commissions) of approximately $6.2 million from the sale of 2,610,375 shares of the Company’s common stock in the open market at a weighted average price of $2.45 per share pursuant to the August 2018 registration statement. In July 2020, we raised net proceeds (net of commissions) of approximately $2.2 million from the sale of 1,007,392 shares of the Company’s common stock in the open market at a weighted average price of $2.30 per share, pursuant to the 2015 Sales Agreement. Any additional sales in the public market of our common stock, under our 2015 Sales Agreement with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of June 30, 2020, 28,515,309 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.44 per share, 7,575,815 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 551,902 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	INLINE XBRL Instance Document

101.SCH*	INLINE XBRL Taxonomy Extension Schema Document

101.CAL*	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 4, 2020

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: August 4, 2020