Form 10-Q
period 2020-09-30
DURECT CORP
filed 2020-11-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2020, there were 203,179,259 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$18,670	$34,924
Short-term investments	29,943	29,750
Accounts receivable (net of allowances of $123 at September 30, 2020 and $34 at December 31, 2019)	1,492	2,313
Inventories, net	3,628	3,383
Prepaid expenses and other current assets	3,134	1,459
Total current assets	56,867	71,829
Property and equipment, net	430	469
Operating lease right-of-use assets	5,048	6,066
Goodwill	6,399	6,399
Long-term investments	1,000	—
Long-term restricted investments	150	150
Other long-term assets	261	1,107
Total assets	$70,155	$86,020
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,106	$2,109
Accrued liabilities	4,665	6,284
Contract research liabilities	1,746	3,653
Deferred revenue, current portion	—	22,679
Operating lease liabilities, current portion	2,039	2,043
Total current liabilities	9,556	36,768
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	3,508	4,517
Term loan, non-current portion, net	20,679	20,262
Other long-term liabilities	902	801
Commitments and contingencies
Stockholders’ equity:
Common stock	20	19
Additional paid-in capital	528,804	512,046
Accumulated other comprehensive income (loss)	18	(3)
Accumulated deficit	(494,144)	(489,202)
Stockholders’ equity	34,698	22,860
Total liabilities and stockholders’ equity	$70,155	$86,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaborative research and development and other revenue	$306	$7,741	$23,623	$10,880
Product revenue, net	2,377	3,022	7,679	7,999
Total revenues	2,683	10,763	31,302	18,879
Operating expenses:
Cost of product revenues	1,065	731	3,261	2,746
Research and development	7,009	7,906	21,412	20,755
Selling, general and administrative	3,479	3,837	10,358	10,569
Total operating expenses	11,553	12,474	35,031	34,070
Loss from operations	(8,870)	(1,711)	(3,729)	(15,191)
Other income (expense):
Interest and other income	84	350	477	736
Interest expense	(546)	(629)	(1,690)	(1,892)
Net other expense	(462)	(279)	(1,213)	(1,156)
Net loss	$(9,332)	$(1,990)	$(4,942)	$(16,347)
Net change in unrealized gain on available-for-sale securities, net of reclassification adjustments and taxes	(53)	9	21	2
Total comprehensive loss	$(9,385)	$(1,981)	$(4,921)	$(16,345)
Net loss per share
Basic	$(0.05)	$(0.01)	$(0.02)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.02)	$(0.09)
Weighted-average shares used in computing net loss per share
Basic	201,877	192,039	198,176	172,939
Diluted	201,877	192,039	198,176	172,939

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Issuance of common stock upon exercise of stock options	577	—	761	—	—	761
Stock-based compensation expense from stock options and ESPP shares	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074
Issuance of common stock upon equity financings, net of issuance costs of $192	2,610	—	6,202	—	—	6,202
Issuance of common stock upon exercise of stock options, ESPP purchases and other	1,119	—	1,145	—	—	1,145
Stock-based compensation expense from stock options and ESPP shares	—	—	494	—	—	494
Net income	—	—	—	—	14,338	14,338
Unrealized gain on available-for-sale securities, net of tax	—	—	—	89	—	89
Balance at June 30, 2020	199,563	$19	$521,064	$71	$(484,812)	$36,342
Issuance of common stock upon equity financings, net of issuance costs of $188	2,698	—	6,080	—	—	6,080
Issuance of common stock upon exercise of stock options	914	1	1,024	—	—	1,025
Stock-based compensation expense from stock options and ESPP shares	—	—	636	—	—	636
Net loss	—	—	—	—	(9,332)	(9,332)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(53)	—	(53)
Balance at September 30, 2020	203,175	$20	$528,804	$18	$(494,144)	$34,698

Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon equity financings, net of issuance costs of $129	243	—	61	—	—	61
Stock-based compensation expense from stock options and ESPP shares	—	—	437	—	—	437
Fully vested options issued to settle accrued liabilities	—	—	994	—	—	994
Net loss	—	—	—	—	(7,130)	(7,130)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Balance at March 31, 2019	162,303	$16	$490,100	$(4)	$(475,754)	$14,358
Issuance of common stock upon equity financings, net of issuance costs of $127	29,571	3	15,316	—	—	15,319
Issuance of common stock upon ESPP purchases	57	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	420	—	—	420
Net loss	—	—	—	—	(7,227)	(7,227)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at June 30, 2019	191,931	$19	$505,863	$(7)	$(482,981)	$22,894
Issuance of common stock upon ESPP purchases	312	—	$241	—	—	241
Stock-based compensation expense from stock options and ESPP shares	—	—	852	—	—	852
Net loss	—	—	—	—	(1,990)	(1,990)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	9	—	9
Balance at September 30, 2019	192,243	$19	$506,956	$2	$(484,971)	$22,006

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,942)	$(16,347)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	219	224
Stock-based compensation	1,540	1,709
Amortization of debt issuance cost	338	271
Net amortization on investments	(212)	42
Changes in operating lease liabilities	5	105
Changes in assets and liabilities:
Accounts receivable	821	(10,436)
Inventories	(240)	(198)
Prepaid expenses and other assets	(828)	1,275
Accounts payable	(1,003)	(88)
Accrued and other liabilities	(1,436)	1,080
Contract research liabilities	(1,907)	684
Deferred revenue	(22,679)	28,803
Total adjustments	(25,382)	23,471
Net cash (used in) provided by operating activities	(30,324)	7,124
Cash flows from investing activities
Purchases of property and equipment	(179)	(81)
Purchases of available-for-sale securities	(33,950)	(17,306)
Proceeds from maturities of available-for-sale securities	32,989	2,702
Net cash used in investing activities	(1,140)	(14,685)
Cash flows from financing activities
Payments on equipment financing obligations	(3)	(6)
Net proceeds from issuances of common stock	15,213	15,649
Net cash provided by financing activities	15,210	15,643
Net (decrease) increase in Cash, cash equivalents, and restricted cash	(16,254)	8,082
Cash, cash equivalents, and restricted cash, beginning of the period (1)	35,074	31,794
Cash, cash equivalents, and restricted cash, end of the period (1)	$18,820	$39,876
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$—	$994
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$—	$7,329

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at September 30, 2020 and December 31, 2019.
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

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2020, the operating results and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020 and 2019. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Sales of the Company’s ALZET product line were negatively impacted in the first nine months of 2020 by COVID-19 and the future impact on sales of the Company’s ALZET and LACTEL product lines are uncertain.  For DUR-928, the Company may experience delays in the start of the Phase 2b clinical trial in patients with AH and in the recruitment of patients in its COVID-19 trial, and some patients who completed dosing of the Phase 1b clinical trial in NASH were not able to complete their follow up visits.  The Company is also incurring additional expenses to initiate and conduct a clinical trial of DUR-928 in COVID-19 patients.  These losses, delays and additional expenses will increase the Company’s cash burn.  The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows.

Liquidity and Need to Raise Additional Capital

As of September 30, 2020, the Company had an accumulated deficit of $494.1 million as well as negative cash flows from operating activities for the nine months ended September 30, 2020.

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

The Company’s inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$306	$282
Work in process	1,140	1,537
Finished goods	2,182	1,564
Total inventories	$3,628	$3,383

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

Total revenue by geographic region (based on the location of the customer) for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$1,353	$8,977	$26,967	$14,331
Europe	498	721	2,251	2,104
Japan	338	425	863	1,161
Other	494	640	1,221	1,283
Total	$2,683	$10,763	$31,302	$18,879

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerators:
Net loss	$(9,332)	$(1,990)	$(4,942)	$(16,347)
Denominator:
Weighted average shares used to compute basic net loss per share	201,877	192,039	198,176	172,939
Dilutive common shares from stock options and ESPP	—	—	—	—
Weighted average shares used to compute diluted net loss per share	201,877	192,039	198,176	172,939
Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.02)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.02)	$(0.09)

Options to purchase approximately 7.6 million and 7.3 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2020, respectively, as the effect would be anti-dilutive. Options to purchase approximately 12.2 million and 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2019, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaborator/Counterparty
Gilead (1)	$—	$7,416	$22,876	$10,120
Others (2)	306	325	747	760
Total collaborative research and development and other revenue	$306	$7,741	$23,623	$10,880

(1)

Amounts related to recognition of upfront fee and milestone payment were zero and $22.7 million for the three and nine months ended September 30, 2020, respectively, compared to $6.2 million for each of the corresponding periods in 2019. The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as the Company’s obligation was being satisfied (see Agreement with Gilead Sciences, Inc.) In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and the Company. As a result, the Company recognized as revenue all of the remaining upfront fee and milestone payment during the nine months ended September 30, 2020 that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received. Amounts recognized as revenue during each of the three and nine months ended September 30, 2019 also included the Company’s reimbursable collaborative research and development services performed under the Company’s agreement with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, the Company was notified by Santen that due to a shift in priorities, Santen had elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

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

In June 2020, the Company was notified that Gilead was terminating the Gilead Agreement and a related R&D agreement between Gilead and the Company. As a result, we recognized $22.7 million as revenue during the nine months ended September 30, 2020, which represents all of the remaining upfront fee and milestone payment that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice as received.

The following table provides a summary of collaborative research and development revenue recognized under the Gilead Agreement (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Recognition of upfront and milestone consideration	$—	$6,198	$22,679	$6,198
Research and development expenses reimbursable by Gilead	—	1,218	197	3,922
Total collaborative research and development revenue	$—	$7,416	$22,876	$10,120

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and nine months ended September 30, 2020 and 2019 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2020). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of September 30, 2020, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2020 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,126	$—	$—	$4,126
Certificates of deposit	150	—	—	150
Commercial paper	25,941	2	(1)	25,942
Municipal bonds	12,779	11	—	12,790
Corporate debt	4,505	6	—	4,511
U.S. Government agencies	1,000	—	—	1,000
	$48,501	$19	$(1)	$48,519
Reported as:
Cash and cash equivalents	$17,425	$1	$—	$17,426
Short-term investments	29,926	18	(1)	29,943
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150
	$48,501	$19	$(1)	$48,519

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$524	$—	$—	$524
Certificates of deposit	150	—	—	150
Commercial paper	47,221	1	(4)	47,218
U.S. Government agencies	4,500	1	—	4,501
Corporate debt	9,869	1	(2)	9,868
	$62,264	$3	$(6)	$62,261
Reported as:
Cash and cash equivalents	$32,364	$—	$(3)	$32,361
Short-term investments	29,750	3	(3)	29,750
Long-term restricted investments	150	—	—	150
	$62,264	$3	$(6)	$62,261

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2020, by contractual maturity (in thousands):

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$43,225	$43,243
	$43,225	$43,243

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2020.

As of September 30, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2020, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of product revenues	$28	$21	$80	$64
Research and development	259	197	719	543
Selling, general and administrative	347	632	741	1,102
Total stock-based compensation	$634	$850	$1,540	$1,709

As of September 30, 2020 and 2019, $15,000 and $11,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock Options
Risk-free rate	0.5%	1.5-2.0%	0.5-1.4%	1.5-2.7%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-7.3	7.5-10.0	7.0-7.3	7.5-10.0
Volatility	85-86%	80-83%	84-87%	79-83%

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan
Risk-free rate	0.1%	2.4%	0.1-1.6%	2.4-2.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	124%	78%	105-124%	60-78%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.46% as of September 30, 2020) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of September 30, 2020, are as follows (in thousands):

Three months ended December 31, 2020	$465
2021	3,172
2022	9,381
2023	8,644
2024	4,717
Total minimum payments	26,379
Less amount representing interest	(4,628)
Gross balance of term loan	21,751
Less unamortized debt discount	(1,072)
Carrying value of term loan, net	20,679
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,679

As of September 30, 2020, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $523,000 and $1.7 million for the three and nine months ended September 30, 2020, respectively, compared to $564,000 and $1.7 million for the corresponding periods in 2019.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Three months ended December 31, 2020	$554
2021	2,126
2022	1,991
2023	1,970
Thereafter	275
$6,916

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

During the three months ended September 30, 2020, the Company raised net proceeds (net of commissions) of approximately $6.1 million from the sale of 2,697,627 shares of the Company’s common stock in the open market at a weighted average price of $2.32 per share, pursuant to the 2015 Sales Agreement. During the nine months ended September 30, 2020, the Company raised net proceeds (net of commissions) of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share, pursuant to the 2015 Sales Agreement.

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

          As of October 29, 2020, the Company had up to approximately $143.6 million of the Company’s securities available for sale under the 2018 Registration Statement, of which approximately $58.7 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2020 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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
•

our future performance, including our anticipation that we will not derive meaningful revenues from our product candidates in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

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

Our product pipeline currently consists of multiple investigational drug candidates in development.  DURECT’s lead candidate, DUR-928, is an endogenous sulfated oxysterol and an epigenetic regulator. It represents a new class of therapeutics with a unique mechanism of action. DUR-928 epigenetically modulates the expression of multiple clusters of master genes that are involved in many important cell signaling pathways, through which it stabilizes mitochondria, reduces lipotoxicity, regulates inflammatory or stress responses, and promotes cell survival.  It is in Phase 2 development for alcoholic hepatitis (AH) and COVID-19 patients with acute liver or kidney injury, and in Phase 1 for nonalcoholic steatohepatitis (NASH). DURECT’s proprietary drug delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  One late-stage development program in this category is POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to three days of pain relief after surgery.

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

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world. The rapid spread of the disease has resulted in a pandemic with millions of confirmed cases and causing over 1 million deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients may experience severe systemic inflammation that leads to acute injuries in multiple organs including the liver and the kidney. Additional organ injury may also occur in hospitalized COVID-19 patients as the result of complications of the viral infection. In a study of 1,059 adult cases of confirmed COVID-19, 62% of patients presented with at least one elevated liver enzyme. In another study, 36.6% of 5,449 patients admitted with COVID-19 had or developed AKI. A range of vaccine and many other therapeutic candidates are under development.

In response to this global pandemic, we have initiated patient dosing in a double-blind, placebo-controlled, multi-center, proof-of-concept Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. In addition, as we continue to actively advance all of our research and development programs, we are assessing on an ongoing basis the impact of COVID-19 on our clinical trials, product candidate testing, expected timelines and costs.

COVID-19 has also had a negative impact on our business.  In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals has been on the prioritization of healthcare resources toward fighting the virus and clinical site initiations. As a result, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. We are also evaluating the impact of the COVID-19 on orders for our ALZET and LACTEL product lines, where we have seen more of an impact on ALZET orders than on LACTEL. In addition, in response to the spread of COVID-19, other than laboratory and manufacturing employees, many of our other employees are working from home, and, in keeping with social distancing requirements, we have limited the number of staff in our facilities. This partial disruption, although expected to be temporary, may impact our operations and overall business by delaying the progress of our research and development programs, including our planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

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

Our major product research and development efforts for DUR-928 are set forth in the following table:

In pharmacokinetic (PK) and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of DUR-928 in the completed, ongoing and planned human safety, PK, proof-of-concept, and efficacy trials. The chronic toxicity of DUR-928 was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support long duration human clinical trials of DUR-928.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcoholic hepatitis (AH) is an acute form of alcoholic liver disease (ALD) associated with long-term heavy intake of alcohol, and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 122,000 hospitalizations for patients with alcoholic hepatitis in 2017. From a recent publication analyzing the mortality and costs associated with alcoholic hepatitis, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $800,000. The rapid spread of the COVID-19 has resulted in a pandemic with millions of confirmed cases and causing hundreds of thousands of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients may experience severe systemic inflammation that leads to acute injuries in multiple organs including the liver and the kidney. Additional organ injury may also occur in hospitalized COVID-19 patients as the result of complications of the viral infection. In a study of 1,059 adult cases of confirmed COVID-19, 20% of patients presented with at least one elevated liver enzyme. In another study, 37% of 5,449 patients admitted with COVID-19 had or developed AKI. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928.

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

[1]	Louvet A et al. Hepatology 2007; 45: 1348-54.

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

Safety and Pharmacokinetics

In the Phase 2a study, DUR-928 was well tolerated at all doses tested.  There were no drug-related serious adverse events and only three adverse events designated as possibly or probably related to DUR-928: one occurrence of moderate generalized pruritus, one mild rash and one grade two alkaline phosphatase.  There were no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events.  All patients treated with DUR-928 survived through the 28-day follow-up period. Drug exposures were dose proportional and were not affected by the severity of the disease.

In September 2020, we announced the study design of our Phase 2b study in subjects with Alcoholic Hepatitis to evaluate safety and efFIcacy of DUR-928 treatMent (AHFIRM). AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of DUR-928 in approximately 300 patients with severe AH. The study will be comprised of three arms of approximately 100 patients each: (1) DUR-928 (30 mg); (2) DUR-928 (90 mg); and (3) Placebo plus standard of care (SOC). SOC may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician. Patients will receive an intravenous (IV) dose of DUR-928 or placebo (sterile water) on day 1 and a second IV dose on day 4 if they are still hospitalized. The primary outcome measure will be the 90-day survival rate for patients treated with DUR-928 compared to those treated with placebo plus SOC.  Secondary endpoints include 28-day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting 40-45 clinical trial sites in the United States and Europe and anticipates trial initiation in the fourth quarter of 2020.

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

COVID-19 with Intravenous DUR-928

Market Opportunity.    Coronavirus disease 2019 (COVID-19) is an infectious disease caused by severe acute respiratory syndrome coronavirus (SARS-COV-2) infection. The rapid spread of the disease has resulted in a pandemic with millions of confirmed cases and causing hundreds of thousands of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients may experience severe systemic inflammation that leads to acute injuries in multiple organs including the liver and the kidney. Additional organ injury may also occur in hospitalized COVID-19 patients as the result of complications of the viral infection. In a study of 1,059 adult cases of confirmed hospitalized COVID-19, 62% of patients presented with at least one elevated liver enzyme. In another study, 36.6% of 5,449 patients admitted with COVID-19 had or developed AKI.

Clinical Program.    We have begun to dose patients for a randomized, double-blind, placebo-controlled, multi-center Phase 2 study to evaluate the safety and efficacy of DUR-928 in hospitalized COVID-19 infected patients with acute liver or kidney injury. This Phase 2, randomized, double-blind, placebo-controlled, multi-center study is designed to evaluate safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury. The primary efficacy endpoint is a composite of survival and being free of acute organ failure (free of mechanical ventilation, free of liver failure events and free of renal replacement therapy) at day 28.

A total of approximately 80 patients are planned to be enrolled in two study treatment groups in a 3:1 (DUR-928:placebo) ratio. Patients will receive a dose of 150 mg of DUR-928 or placebo by intravenous infusion on day 1 and day 4 in combination with standard of care therapy, which will be determined by the principal investigator (PI) at each clinical trial site. The primary efficacy endpoint is a composite of survival and being free of acute organ failure at Day 28. Patients will be followed for 60 days. Should any drug product be determined by the FDA to be safe and effective for the treatment of COVID-19 while the trial is ongoing, such treatments may be offered, at each PI’s discretion, to any remaining and future patients in this trial.

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

Clinical Program.    We recently conducted a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis. DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial as shown below. Key endpoints included safety and PK, clinical chemistry and biomarkers (e.g., ALT, AST, GGT, triglycerides, Non-HDL-C, CK-18s, inflammatory cytokines) as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF and FibroScan®).

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

DUR-928 was well tolerated at all three doses evaluated. There were no serious adverse events reported during the study, and no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events. PK parameters after repeat dosing were comparable to those after a single dose (from a prior study), indicating no accumulation of the drug after repeat dosing.

Results, including biomarker data, are still being analyzed. DURECT plans to present additional results and data analyses in a poster at The AASLD Liver Meeting Digital Experience™ (TLMdX) 2020 to be held virtually on November 13-16, 2020.

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

We have also conducted a Phase 1b safety and PK study in subjects with moderate and severe hepatic function impairment (Child-Pugh Class B (n=10) and C (n=7)) following a single oral dose of DUR-928 to support potential inclusion of patients with advanced fibrosis (f4) and cirrhosis in future clinical trials. DUR-928 was well tolerated by these subjects with no drug-related serious adverse events reported in this trial. Final results of this trial are still being analyzed.

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

ORADUR-ADHD Program

In collaboration with Orient Pharma (OP), we developed a drug candidate based on our ORADUR technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing. In August 2009, we entered into a development and license agreement, as amended, with OP, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to OP development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER. We retain rights to North America, Europe and all other countries not specifically licensed to OP.

In September 2018, OP informed us that it had obtained marketing authorization for Methydur Sustained Release Capsules from the Ministry of Health and Welfare in Taiwan.  Methydur Sustained Release Capsules are indicated for the treatment of ADHD and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. OP has informed us that they launched Methydur Sustained Release Capsules commercially in Taiwan in September 2020. They continue seeking a partner in China and are pursuing regulatory approvals in selected other countries in Southeast Asia where OP has commercialization rights and a commercialization presence. We will receive a single digit royalty on sales of Methydur Sustained Release Capsules by OP and retain rights to this product in markets not specifically licensed to OP.

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

We also currently generate product revenue from the sale of the following three product lines:

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2020, we had an accumulated deficit of $494.1 million. Our net loss was $9.3 million and $4.9 million for the three and nine months ended September 30, 2020 compared with $2.0 million and $16.3 million for the corresponding periods in 2019. In the nine months ended September 30, 2020, we recognized as revenue the remaining deferred revenue of $22.7 million related to the upfront and milestone payments in connection with an agreement for which we received notice of termination from Gilead in June 2020. Recognition of this deferred revenue is non-recurring and has no cash flow impact on the Company during the nine months periods ended September 30, 2020. Our losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the third quarter of 2020 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2020. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

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

Results of Operation

Three and Nine months ended September 30, 2020 and 2019

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

We expect our collaborative research and development and other revenue to fluctuate in future periods depending on the success of our efforts to enter into potential new collaborations, our existing third-party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $306,000 and $23.6 million for the three and nine months ended September 30, 2020, compared to $7.7 million and $10.9 million for the corresponding periods in 2019. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaborator/Counterparty
Gilead (1)	$—	$7,416	$22,876	$10,120
Others (2)	306	325	747	760
Total collaborative research and development and other revenue	$306	$7,741	$23,623	$10,880

(1)

Amounts related to recognition of upfront fee and milestone payment were zero and $22.7 million for the three and nine months ended September 30, 2020, respectively, compared to $6.2 million for each of the corresponding periods in 2019. We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied using the cost-to-cost input method (see Note 2. Agreement with Gilead Sciences, Inc.). In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and us. As a result, we recognized as revenue all of the remaining upfront fee and milestone payment during the nine months ended September 30, 2020 that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received. Amounts recognized as revenue during each of the three and nine months ended September 30, 2019 also included our reimbursable collaborative research and development services performed under our agreement with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, we were notified by Santen that due to a shift in priorities, Santen had elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $2.4 million and $7.7 million in the three and nine months ended September 30, 2020, respectively, compared with $3.0 million and $8.0 million for the corresponding periods in 2019. The decrease in the three months ended September 30, 2020 were primarily attributable to lower revenue from our LACTEL product line and from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2019. The decrease in the nine months ended September 30, 2020 was primarily attributable to lower revenue from our ALZET mini pump product line as a result of lower units sold, partially offset by higher revenue from our LACTEL product line as a result of higher units sold compared to the corresponding period in 2019.

COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET and LACTEL product lines. We expect that our product revenues may decline compared to historic levels as a result of the COVID-19 pandemic, as some customers may be limiting or reducing their operations or requesting changes to payment terms.

Cost of product revenues

Cost of product revenues was $1.1 and $3.3 million for the three and nine months ended September 30, 2020, respectively, compared with $731,000 and $2.7 million for the corresponding periods in 2019. Excluding a one-time settlement credit of $500,000 in the three months ended September 30, 2019 related to certain excipients that are included in Methydur and in a currently marketed animal health product, cost of product revenue in the three months ended September 30, 2020 decreased primarily due to lower cost of goods sold related to our ALZET product line arising from lower units sold compared to the corresponding period in 2019.  Excluding this one-time settlement credit of $500,000 in the nine months ended September 30, 2019, cost of product revenue in the nine months ended September 30, 2020 was slightly higher primarily due to higher cost of goods sold related to our LACTEL product line, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold compared to the corresponding period in 2019. Stock-based compensation expense recognized related to cost of product revenues was $28,000 and $80,000 for the three and nine months ended September 30, 2020, respectively, compared to $21,000 and $64,000 for the corresponding periods in 2019.

We had 22 manufacturing employees as of September 30, 2020 and September 30, 2019. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.0 million and $21.4 million for the three and nine months ended September 30, 2020, respectively, compared to $7.9 million and $20.8 million for the corresponding periods in 2019. The decrease in the three months ended September 30, 2020 was primarily attributable to lower research and development costs associated with the Gilead program and POSIMIR, partially offset by higher research and development costs associated with DUR-928, the depot injectable programs and other research programs compared to the corresponding period in 2019, as more fully discussed below. The increase in the nine months ended September 30, 2020 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program compared to the corresponding period in 2019, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $259,000 and $719,000 for the three and nine months ended September 30, 2020, respectively, compared to $197,000 and $543,000 for the corresponding periods in 2019. As of September 30, 2020, we had 47 research and development employees compared with 45 as of September 30, 2019. We expect research and development expenses in the near future to increase compared to the third quarter of 2020 as we expect to incur higher research and development expenses for DUR-928.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
DUR-928	$5,847	$5,649	$16,210	$13,834
POSIMIR	674	945	3,002	2,965
Gilead	88	947	919	3,116
Depot injectable programs	196	172	652	498
Others	204	193	629	342
Total research and development expenses	$7,009	$7,906	$21,412	$20,755

DUR-928

Our research and development expenses for DUR-928 were $5.8 million and $16.2 million in the three and nine months ended September 30, 2020, respectively, compared to $5.6 million and $13.8 million for the corresponding periods in 2019. The increase in the three months ended September 30, 2020 was primarily due to higher non-clinical study expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2019. The increase in the nine months ended September 30, 2020 was primarily due to higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2019.

It is too early to assess the full impact of the COVID-19 outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis and our Phase 2 trial in COVID-19 patients, but COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR were $674,000 and $3.0 million in the three and nine months ended September 30, 2020, respectively, compared to $945,000 and $3.0 million for the corresponding periods in 2019. The decrease in the three months ended September 30, 2020 was primarily due to lower consulting related expenses for this drug candidate compared with the corresponding period in 2019. Our research and development expenses for POSIMIR in the nine months ended September 30, 2020 was comparable to the corresponding period in 2019.

It is possible that the COVID-19 outbreak will impact the timing of the FDA’s review of the POSIMIR NDA.

Gilead Program

Our research and development expenses for the Gilead program were $88,000 and $919,000 in the three and nine months ended September 30, 2020, respectively, compared to $947,000 and $3.1 million for the corresponding periods in 2019. The decreases in the three and nine months ended September 30, 2020 were primarily due to lower employee-related costs and outside costs devoted to the program compared with the corresponding periods in 2019. In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement between us.

Depot injectable programs

Our research and development expenses for depot injectable programs were $196,000 and $652,000 in the three and nine months ended September 30, 2020, respectively, compared to $172,000 and $498,000 for the corresponding periods in 2019. The increases in the three and nine months ended September 30, 2020 were primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding periods compared with the corresponding periods in 2019.

Other DURECT research programs

Our research and development expenses for all other programs were $204,000 and $629,000 in the three and nine months ended September 30, 2020, respectively, compared to $193,000 and $342,000 for the corresponding periods in 2019. The increases in the three and nine months ended September 30, 2020 was primarily due to higher employee-related costs associated with these programs compared with the corresponding periods in 2019.

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

Selling, general and administrative expenses were $3.5 million and $10.4 million in the three and nine months ended September 30, 2020, respectively, compared to $3.8 million and $10.6 million for the corresponding periods in 2019. Excluding non-cash option modification expenses of $468,000 related to the extension of the post-termination exercise period for options held by certain board members in each of the three and nine months ended September 30, 2019, selling, general and administrative expenses increased in the three and nine months ended September 30, 2020 primarily due to higher employee related costs for selling, general and administrative personnel. Stock-based compensation expense recognized related to selling, general and administrative personnel was

$347,000 and $740,000 for the three and nine months ended September 30, 2020, respectively, compared to $632,000 and $1.1 million for the corresponding periods in 2019.

We had 26 selling, general and administrative employees as of September 30, 2020 compared with 21 employees as of September 30, 2019. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2020.

Other income (expense). Interest and other income was $84,000 and $477,000 for the three and nine months ended September 30, 2020, respectively, compared to $350,000 and $736,000 for the corresponding periods in 2019. The decreases in interest and other income in the three and nine months ended September 30, 2020 were primarily due to lower interest income generated as a result of lower interest rates associated with our cash and investments compared with the corresponding periods in 2019.

Interest and other expense was $546,000 and $1.7 million for the three and nine months ended September 30, 2020, respectively, compared to $629,000 and $1.9 million for the corresponding periods in 2019. The decreases in interest and other expense in the three and nine months ended September 30, 2020 were primarily due to lower interest rates associated with the term loan with Oxford Finance compared with the corresponding periods in 2019.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $49.8 million at September 30, 2020 compared to $64.8 million at December 31, 2019. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2020 and December 31, 2019. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2020 was primarily the result of cash used in ongoing operating expenses and interest payments, partially offset by cash received from the exercise of stock options and payments received from collaboration partners and customers.

We used $30.3 million of cash in operating activities in the nine months ended September 30, 2020 compared to $7.1 million received for the corresponding period in 2019. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities. We received $25.0 million upfront payment from Gilead in the nine months ended September 30, 2019.

We used $1.1 million of cash in investing activities for the nine months ended September 30, 2020 compared to $14.7 million used in investing activities for the corresponding period in 2019. The decrease in cash used from investing activities was primarily due to an increase in proceeds from maturities of available-for-sale securities for the nine months ended September 30, 2020 compared to the corresponding period in 2019. We anticipate incurring capital expenditures of approximately $200,000 in 2020 to purchase research and development and other capital equipment.

We received $15.2 million of cash from financing activities for nine months ended September 30, 2020 compared to $15.6 million for the corresponding period in 2019. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock and from exercise of stock options in the nine months ended September 30, 2020 compared with the corresponding period in 2019.

We anticipate that cash used in operating activities in the near future will increase compared to the third quarter of 2020 as we experience higher research and development expenses related to DUR-928.

In August 2018, we filed a shelf registration statement on Form S-3 with the SEC (the “2018 Registration Statement”) (File No. 333-226518), which upon being declared effective in October 2018, terminated our registration statement filed in November 2015 (File No. 333-207776) and allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of our common stock which we may sell, subject to certain limitations, pursuant to a sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

During the three months ended September 30, 2020, we raised net proceeds (net of commissions) of approximately $6.1 million from the sale of 2,697,627 shares of our common stock in the open market at a weighted average price of $2.32 per share, pursuant to the 2015 Sales Agreement. During the nine months ended September 30, 2020, we raised net proceeds (net of commissions) of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share, pursuant to the 2015 Sales Agreement.

As of October 29, 2020, we had up to approximately $143.6 million of our securities available for sale under the 2018 Registration Statement of which approximately $58.7 million of our common stock are available pursuant to the 2015 Sales Agreement.

Any material sales in the public market of our common stock, under the 2015 Sales Agreement or otherwise under the 2018 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the nine months ended September 30, 2020, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is impacting our business in several ways.  Sales of our ALZET product line were negatively impacted in the first nine months of 2020 by COVID-19 and the future impact on sales of our ALZET and LACTEL product lines are uncertain.  For DUR-928, we may experience delays in the start of the Phase 2b clinical trial in patients with AH and in the recruitment of patients in our COVID-19 trial, and some patients who completed dosing of the Phase 1b clinical trial in NASH were not able to complete their follow up visits.  We are also incurring additional expenses to initiate and conduct a clinical trial of DUR-928 in COVID-19 patients.  These losses, delays and additional expenses will increase our cash burn.  Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Available information

Our corporate website address is www.durect.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Quarterly Report on Form 10-Q is not incorporated by reference in this Form 10-Q unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2020, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks Related To Our Business

We are dependent on the success of DUR-928 and we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which recently completed a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently recruiting patients for a Phase 2 clinical trial in COVID-19 patients as well as a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  The NASH clinical trial was designed to evaluate safety, pharmacokinetics and various pharmacodynamic signals, the Phase 2a AH trial was designed to determine the safety, pharmacokinetics and pharmacodynamic signals of DUR-928 in AH patients following treatment, the trial in patients with COVID-19 is designed to evaluate safety and efficacy, as well as pharmacokinetics and pharmacodynamic signals, and the Phase 2b AHFIRM trial in severe AH patients was designed to evaluate safety and efficacy. Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and/or sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its dosage, dosing regimen, toxicology, carcinogenicity, pharmacokinetics and other non-clinical parameters, as well as regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if DUR-928 fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. In evaluating DUR-928 in patients with COVID-19, a recently identified and not well understood pathology associated with severe morbidity and mortality, there is a risk that we may not be able to demonstrate efficacy in that patient population, a risk that we may not be able to recruit sufficient patients in a timely and cost-effective manner, and a risk of treatment emergent events that may harm the drug’s safety profile and could require the expenditure of substantial resources and funds. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

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

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated that DUR-928 can lead to the reduction from baseline in liver enzymes, liver stiffness and serum lipids as well as certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

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

The outbreak of the novel coronavirus disease, COVID-19, has and will adversely impact our business

   On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world.  Starting in March 2020, the health officers of all San Francisco Bay Area counties issued shelter-in-place orders, which directed all businesses in the San Francisco Bay Area to cease non-essential operations at physical locations in the counties, and these orders have continued in varying terms since. While we are currently considered to be an essential business and our operations have only been partially affected by these orders, it is too early to assess the full impact of the COVID-19 outbreak on our business, including our planned DUR-928 Phase 2b trial in alcoholic hepatitis and our ongoing Phase 2 trial in COVID-19 patients with acute liver or kidney injury, and COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials in a commercially reasonable timeframe. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET and LACTEL product lines and POSIMIR, if approved, and impact our operating results. We also need to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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
•

disruption or delays in manufacturing of clinical and commercial supplies due to issues experienced by our contract manufacturing organizations and or shortages and delays in obtaining raw materials and supplies required in the manufacturing processes;

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

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested

We have initiated a double-blind, placebo-controlled, multi-center, Phase 2 study to evaluate the safety and efficacy of DUR-928 in COVID-19 patients with acute liver or kidney injury; given the number of other trials being conducted for vaccines and therapeutic treatments for COVID-19, recruiting clinical trial sites and patients for this trial has been challenging and may take a longer period of time than anticipated or may not even be achievable. We have announced the design of the Phase 2b AHFIRM trial of DUR-928 in patients with AH and anticipate initiating that trial in the fourth quarter of 2020. This trial is subject to potential delays resulting from COVID-19 as well as timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  With respect to the above clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

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

    Disease outbreaks are unpredictable. For example, the SARS virus disappeared about four months after it caused a global panic. In the event that COVID-19 has a shorter term disease cycle than currently estimated or if an effective vaccine is developed that obviates the need for therapeutics or the virus’ current prevalence substantially diminishes, we may be forced to abandon or delay the clinical trial and development of DUR-928 for COVID-19 due to a lack of patients or funding.

The path to regulatory approval of DUR-928 is uncertain

We are currently developing DUR-928 in several indications, including AH, COVID-19 and NASH. In AH and NASH, there are no currently approved drugs. In COVID-19, there is at least one drug approved by the FDA on an emergency basis.  Accordingly, as the treatment landscape changes, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, potentially including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

New chemical entities derived from our Epigenetic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in any approval or viable commercial products

Our Epigenetic Regulator Program is in the early and mid-stages of development, involves a novel therapeutic approach and new chemical entities, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our Epigenetic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our drug delivery programs, in which we typically apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve through a new formulation. As a result, the product candidates from our Epigenetic Regulator Program may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities may be more demanding than that for product candidates under our drug delivery programs, for which we may be able to leverage existing data under

Section 505(b)(2) of the Food, Drug, and Cosmetic Act to reduce development risk, time and cost. For example, we have yet to fully define the therapeutic dose and/or dosing regimen in any indication for DUR-928, the first drug candidate in our Epigenetic Regulator Program.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted to FDA a response to the CRL. After accepting the response to the CRL, the FDA notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting was held on January 16, 2020, which occurred after our user fee goal date; a new user fee goal date has not been assigned.  At the AADPAC meeting, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA.  There can be no assurance that the FDA will complete their review in a timely manner, or will assign a new user fee goal date, or will agree with our response to the CRL. The FDA may not approve POSIMIR for marketing, or may not provide a commercially favorable label if they do approve the product.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR exists and a reasonable commercial opportunity remains available.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients and patients with COVID-19, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be included in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.46% as of September 30, 2020) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

•	costs involved in establishing manufacturing capabilities for pre-clinical, non-clinical, clinical and commercial quantities of our product candidates;
•	competing technological and market developments;
•	market acceptance of our products, products we have a financial interest in and, eventually, product candidates;
•	any failure to comply with the covenants in our debt instruments that results in acceleration of repayment obligations;
•	impacts of the COVID-19 crisis;
•	costs for recruiting and retaining employees and consultants; and
•	unexpected legal, accounting and other costs and liabilities related to our business.

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

We do not control the commercialization of PERSERIS or Methydur Sustained Release Capsules

We rely on Indivior for the commercialization of PERSERIS.  Indivior has stated that it launched PERSERIS in February 2019 in the United States. There can be no assurance that Indivior will obtain market acceptance and meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them may be limited. We rely on Orient Pharma for the commercialization of Methydur Sustained Release Capsules in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur Sustained Release Capsules throughout their territory, the royalty payments we receive under our agreement with them may be limited. The sales of both of these products may be negatively impacted by the COVID-19 pandemic.

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. . Except for marketing authorization for PERSERIS by Indivior in the U.S. and for Orient Pharma’s approval of Methydur Sustained Release Capsules in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR to be substantially complete, there can be no assurance that additional development will not be required prior to regulatory approval of this product, or that any approval will include a commercially favorable indication and label. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

A significant component of our revenues resulted from collaboration agreements with other companies that have terminated, and we expect our revenues to decrease relative to 2019

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. In particular, for 2019, approximately 58% of our total revenues were derived from our collaboration agreement with Gilead.  In June 2020, Gilead notified us that they were terminating this collaboration.  In addition, we have seen periodic fluctuations in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Orient Pharma with respect to Methydur Sustained Release Capsules and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased R&D revenues, such as 2019.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of September 30, 2020, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates, and components (including active ingredients and excipients) in non-clinical (e.g., toxicology), clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any of our product candidates or components that are in pre-clinical or clinical development, including DUR-928.  With respect to POSIMIR, as part of our NDA filing, we have filed the manufacturing process for FDA approval. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, or in the case of POSIMIR, obtain FDA approval, including approval of the proposed manufacturing process, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical trial supplies of several of our product candidates, including DUR-928 and POSIMIR. If we experience delays or technical difficulties in developing acceptable manufacturing processes or scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates at our Cupertino facility. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and/or Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice (GMP) regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. We have not been subject to a GMP regulation inspection by the FDA relating to our product candidates. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance, put our or our partner’s clinical trial on hold, withdraw or reject an investigational new drug (IND) application or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our product candidates.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2020, had an accumulated deficit of approximately $494.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our product candidates or components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

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

While we have entered into contract manufacturing agreements with multiple vendors for DUR-928, we currently have a third party sole supplier for GMP supplies of DUR-928. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of DUR-928. In addition, certain of our third party manufacturers and suppliers may be experiencing delays as a result of the COVID-19 coronavirus pandemic or have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, raw material shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have entered into a commercial manufacturing and packaging agreement with a third party manufacturer for future supply of POSIMIR. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we proceed with the development of POSIMIR or commercialization, if approved, we expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

We have supply agreements in place for certain components of our pharmaceutical product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our product candidates. Therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality, cost and timing acceptable to us. In addition, certain of our suppliers may be experiencing delays as a result of the COVID-19 coronavirus pandemic or have otherwise encountered delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like) or product candidates, could cause us to seek alternative sources of supply or manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. For example, while the Chinese government has lifted certain restrictions on the movement of people and goods to limit the spread of COVID-19, it is continuing to take control measures and recently imposed certain restrictions to limit the spread of COVID-19. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of the components and drug substances used in our product candidates due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business and hinder our growth.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2020. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2019 and determined that goodwill was not impaired as of December 31, 2019. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

Our success will depend on properly sizing our company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the coronavirus pandemic, we asked most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel who must perform activities that must be completed on-site, implemented social distancing on-site, and closed certain of our offices temporarily.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, other regulatory agencies, manufacturing sites, research or clinical trial sites. To manage through such cycles, we must expand or contract our facilities, our operational, financial and management systems and our personnel. If we were unable to manage growth and contractions effectively our business would be harmed.

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

As of October 29, 2020, we owned or exclusively in-licensed over 35 unexpired issued U.S. patents and over 140 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. 89Bio, AbbVie, Afimmune, Akero Therapeutics, Ascletis, AstraZeneca, BMS, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals, Inc., Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Terns Pharmaceutical, Thera Technologies, Viking, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. There are hundreds of clinical trials evaluating potential therapeutic candidates for the treatment of patients afflicted with COVID-19.

POSIMIR, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product candidate, HTX-011, is approved or from Innocoll if their recently approved product candidate, XARACOLL® is commercially launched. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

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

Risks Related To Our Common Stock

Our operating history makes evaluating our stock difficult

Our quarterly and annual results of operations have historically fluctuated and we expect will continue to fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates and to fund operating losses to be incurred in the next several years.

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. In 2019, we raised net proceeds (net of commissions) of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the August 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000. In the nine months ended September 30, 2020, we raised net proceeds (net of commissions) of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share pursuant to the August 2018 registration statement. Any additional sales in the public market of our common stock, under our 2015 Sales Agreement with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of September 30, 2020, 27,693,875 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.45 per share, 7,483,315 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 551,902 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of DUR-928 or other product candidates;
•	announcements of FDA non-approval of our product candidates, approvals with commercially limiting labels, or delays in the FDA or other foreign regulatory agency review process;
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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	INLINE XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	INLINE XBRL Taxonomy Extension Schema Document

101.CAL*	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 3, 2020

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: November 3, 2020