Form 10-K
period 2020-12-31
DURECT CORP
filed 2021-03-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Bubb Road

Cupertino, CA 95014

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 777-1417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share	DRRX	The NASDAQ Capital Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $169,632,305 as of June 30, 2020 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 227,201,863 shares of the registrant’s Common Stock issued and outstanding as of March 1, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2020 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.Business.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  DUR‑928, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day historical mortality rate of 26%.  After completing a Phase 2a trial where 100% of AH patients treated with DUR-928 survived the 28-day study period, we are now conducting a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating DUR-928’s life saving potential compared to the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing, and we may decide to develop our own commercial, sales and marketing organization. DUR-928 is also being investigated in patients with nonalcoholic steatohepatitis (NASH).

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR® that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over 3 days in adults. In February 2021, we announced that the U.S. Food and Drug Administration (FDA) approved POSIMIR for infiltration use in adults for administration into the subacromial space under direct arthroscopic visualization to produce post-surgical analgesia for up to 72 hours following arthroscopic subacromial decompression. The approval was based on positive data from a randomized, multicenter, assessor-blinded, placebo‑controlled clinical trial in patients undergoing arthroscopic subacromial decompression surgery with an intact rotator cuff. The primary outcome measures were mean pain intensity and total opioid rescue analgesia administered, both evaluated over the first 72 hours after surgery versus placebo. POSIMIR demonstrated a statistically significant improvement in both primary outcome measures: a 1.3 point, or 20%, reduction in mean pain intensity on a 0-10 point pain scale (p=0.01), and a 67% reduction in intravenous morphine-equivalent rescue opioid use, from a median of 12 mg in the placebo group to 4 mg in the POSIMIR group (p=0.01).  We are in discussions with potential licensees regarding commercialization rights to POSIMIR, for which we hold worldwide rights.

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS™ (risperidone) drug for schizophrenia, which was launched commercially in the U.S. February 2019.  In addition, in September 2020, our licensee, Orient Pharma informed us that it had launched Methydur Sustained Release Capsules (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan.  We receive a single digit royalty on sales of Methydur by Orient Pharma.  We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs of the program and make milestone payments to us based on specific development or commercial achievements and royalty payments on product sales.

NOTE: POSIMIR®, SABER®, CLOUDTM, ORADUR™ and ALZET ® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

Epigenetic Regulator Program and New Chemical Entities

Epigenetic regulation involves biochemical modification of either DNA itself or proteins that are intimately associated with DNA.  These modifications lead to changes in gene expression that facilitate downstream biological effects.

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928, is an endogenous, orally bioavailable small molecule that modulates the gene expression of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation, and cell survival. Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

Our major product research and development efforts for DUR-928 are in the following table:

In pharmacokinetic (PK) and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of DUR-928 in completed, ongoing and planned human safety, PK, proof-of-concept, and efficacy trials. The chronic toxicity of DUR-928 was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support long duration human clinical trials of DUR-928.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcohol-associated hepatitis (also called alcoholic hepatitis or AH), an acute form of alcohol-associated liver disease (ALD), is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days and 29% at 90 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 122,000 hospitalizations for patients with AH in 2017. From a recent publication analyzing the mortality and costs associated with AH, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $875,000.

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

In this Phase 2a trial, dose escalation was permitted following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee. The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate and severe AH, who were administered DUR-928 intravenously at three different doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on day two, one patient did not return for the scheduled day seven and day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following DUR-928 treatment.

In November 2019, the results from this Phase 2a clinical trial of DUR-928 in alcoholic hepatitis (AH) were presented as a late-breaking oral presentation at The Liver Meeting®.  The study results were also selected for inclusion in the ‘Best of The Liver Meeting’ summary slide presentation in the alcohol-related liver disease category.

All 19 patients treated with DUR-928 in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Using an alternative measure of AH severity to MELD, Maddrey’s Discrimination Function (DF), 15 of the 19 patients had DF scores of 32 or greater, indicating that they had severe AH. Patients treated with DUR-928 had a statistically significant reduction from baseline in bilirubin at day 7 and 28 and MELD at day 28.  Lille scores, described below, were also statistically significantly lower than those from a well-matched group of patients in a contemporary ongoing trial as well as several published historical controls.  74% of all DUR-928 treated patients and 67% of those with severe AH were discharged from the hospital within four days of receiving a single dose of DUR-928.

Lille

Lille scores are used in clinical practice to help determine the prognosis and response of AH patients after seven days of treatment.  The lower the Lille score, the better the prognosis.  Patients with a Lille score below 0.45 have a six-month survival rate of 85% compared to those with Lille scores above 0.45, who have only a 25% six-month survival rate.  The chart below shows the Lille scores for individual AH patients treated with DUR-928 plotted as a function of their baseline MELD scores.  In our study, the median Lille score for patients treated with DUR-928 was 0.10.  The median Lille score among a cohort of 15 patients treated with standard of care at the University of Louisville (UL) was 0.41 (shown as historical control).

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

As shown below, 100% of patients in the 30 mg and 90 mg DUR-928 dosing groups were treatment responders based on their Lille scores.  89% of the overall DUR-928 patient population were treatment responders based on Lille.  Patients with severe AH, as defined by Maddrey’s Discriminant Function (DF) ≥32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to DUR-928 treatment.

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

A sub-group analysis was conducted to compare severe AH patients in the 30 mg and 90 mg dosing groups (n=8) with well-matched severe AH patients (n=13) who received corticosteroids for 28 days in a contemporaneous study at the University of Louisville (UL).  Patients shown below in the UL steroid group had a mean baseline MELD of 24.46 and mean baseline Maddrey’s DF score of 62.98. The 8 patients in the DUR-928 group had baseline mean MELD of 24.50 and mean baseline Maddrey’s DF score of 61.25.  All patients treated with DUR-928 survived the 28-day follow up period, while 3 of the 13 patients (23%) in the UL steroid group died within the first 28 days.

Treatment Groups - Lille score
1.5
1.0
0.5
0.0
Lille Score
P = 0.014
Steroid
DUR928
AH patients

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

Serum Bilirubin Change by Time
% Reduction from Baseline (Median)
0
-10
-20
-30
-40
-50
-60
All*
MDF≥32*
MELD 21-30
Bilirubin>8*
0
7
14
21
28
Day

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

MELD Score Change by Time
26
24
22
20
18
MELD Score (Median)
0
7
14
21
28
Day
All*
MDF≥32*
MELD 21-30
Bilirubin>8*

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

MELD is calculated based on (a) bilirubin, (b) serum creatinine (sCr), and (c) International Normalized Ratio (INR), which is a measure of prothrombin time.

Safety and Pharmacokinetics

In the Phase 2a study of DUR-928 in AH, DUR-928 was well tolerated at all doses tested.  There were no drug-related serious adverse events and only three adverse events designated as possibly or probably related to DUR-928: one occurrence of moderate generalized pruritus, one mild rash and one grade two alkaline phosphatase elevation.  There were no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events.  All patients treated with DUR-928 survived through the 28-day follow-up period. Drug exposures were dose proportional and were not affected by the severity of the disease.

In December 2020, we announced that the FDA had granted DUR-928 Fast Track Designation for the treatment of AH.  The FDA grants Fast Track Designation to facilitate development and expedite the review of therapies with the potential to treat a serious condition where there is an unmet medical need. A therapeutic that receives Fast Track Designation can benefit from early and frequent communication with the agency in addition to a rolling submission of the marketing application, with the objective of getting important new therapies to patients more quickly.

In January 2021, we announced the dosing of the first patient in our Phase 2b study in subjects with AH to evaluate saFety and effIcacy of DUR-928 treatMent (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of DUR-928 in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus standard of care (SOC, which may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician); (2) DUR-928 (30 mg); and (3) DUR-928 (90 mg). Patients receive an intravenous (IV) dose of DUR-928 or placebo (sterile water) on day 1 and a second IV dose on day 4 if they are still hospitalized.  The primary outcome measure will be the 90-day survival rate for patients treated with DUR-928 compared to those treated with placebo plus SOC.  Secondary endpoints include 28-day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting 40-50 clinical trial sites in the United States, Europe and Australia.

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

COVID-19 Program with Intravenous DUR-928

Since we initiated our clinical trial of DUR-928 in patients with COVID-19, several vaccines and therapeutics for COVID-19 have been approved and are being deployed worldwide.  Treatment regimens for patients with COVID-19 have also evolved, the disease landscape has changed and additional therapies have entered clinical trials. Consequently, there have been a limited number of patients eligible or willing to enroll in our trial, and we have elected to discontinue the trial.

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

Clinical Program.    In 2020, we completed a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis. DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial as shown below. Key endpoints included safety and PK, clinical chemistry and biomarkers (e.g., ALT, AST, GGT, triglycerides, Non-HDL-C, CK-18s, inflammatory cytokines) as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF and FibroScan®).

In May 2020, we reported positive topline results from this Phase 1b clinical study of orally administered DUR-928 in NASH patients. In November 2020, we presented additional safety data and efficacy signals at the The AASLD Liver Meeting Digital Experience™ (TLMdX).

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

At day 28, 43% of patients in all three dose groups showed ≥ 10% liver fat reduction from baseline as measured by magnetic resonance imaging - proton density fat fraction (MRI-PDFF). In this subgroup, there was a significant reduction from baseline in median liver fat content (-18%, -19%, and -23%, in the 50 mg, 150 mg and 600 mg groups respectively). The reduction of liver fat content was accompanied by a significant median reduction from baseline of serum ALT (-21%, -19%, and -32%, in the 50 mg, 150 mg and 600 mg groups respectively), as well as both CK-18, M30 and M65 in the 50 mg and 600 mg groups. We may report additional efficacy signals of this trial at a future medical conference.

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

Topline Data Summary (Day 28 vs Baseline)

Median at Day 28 * p < 0.05 ** p < 0.01 *** p < 0.001		All Subjects			Patients with ≥ 10% Reduction in MRI-PDFF
		50 mg QD (n=21-23)	150 mg QD (n=20-21)	300 mg BID (n=20-21)	50 mg QD (n=9)	150 mg QD (n=8)	300 mg BID (n=9)
Liver Enzymes	ALT	-16%*	-10%	-17%***	-21%**	-19%*	-32%***
	AST	-14%	-9%	-18%**	-24%**	-21%	-39%***
	GGT	-6%	-1%	-8%*	-13%***	-16%*	-14%
Imaging	MRI-PDFF	-7%	-7%	-4%	-18%***	-19%***	-23%***
	FibroScan	-10%**	-9%	-1%	-7%	-9%**	-9%
Serum Lipids	LDL-C	-6%	-11%*	-7%	-7%	-11%	-8%*
	Non-HDL-C	-8%	-5%	-1%	-10%	-8%*	-12%*
	Triglycerides	-13%*	-3%	-2%	-9%	0%	-8%
Biomarkers	CK-18, M30	-14.6%	-8.6%	-16.1%	-22.8%***	-3.8%	-42.1%*
	CK-18, M65	-18.1%	-9.9%	-35.0%	-28.1%***	-8.7%	-55.8%*

ALT (alanine aminotransferase); AST (aspartate aminotransferase); GGT (gamma-glutamyl transferase); MRI-PDFF (Magnetic Resonance Imaging - Proton Density Fat Fraction) is a non-invasive measure of the proportion of liver tissue which is composed of fat; FibroScan is a specialized ultrasound machine that measures the stiffness of liver tissue. LDL-C ( Low-Density Lipoprotein – Cholesterol); Non-HDL-C (Total cholesterol excluding High-Density Lipoprotein-Cholesterol); QD (once a day); BID (twice a day); CK-18 (cytokeritin 18)

We have completed multiple Phase I trials in healthy subjects with orally administered DUR-928. These included single-ascending-dose and multiple-ascending-dose studies as well as a food effect study. In all of these studies DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed and no accumulation in plasma concentrations or food effects were observed with repeat dosing.

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic NASH patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function) utilizing orally administered DUR-928. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated DUR-928 well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent.

While this study was not designed to assess efficacy, we observed statistically significant reductions from baseline of several biomarkers after both doses of DUR-928.   A single oral dose of DUR-928 significantly reduced the levels of both full-length (M65) and cleaved (M30) cytokeratin-18 (CK-18), bilirubin, hsCRP, and IL-18 in these subjects.  The mean decrease of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction of total bilirubin (a liver function marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP) (a marker of inflammation) at the measured time point of greatest effect (24 hours after dosing) was 8% in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18 (an inflammatory mediator) at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

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

We have also conducted a Phase 1b safety and PK study in subjects with moderate and severe hepatic function impairment (Child-Pugh Class B (n=10) and C (n=7) and matched control subjects (n=10)) following a single oral dose of DUR-928 to support potential inclusion of patients with advanced fibrosis (f4) and cirrhosis in future clinical trials. DUR-928 was well tolerated by these subjects with no drug-related serious adverse events reported in this trial. We plan to report results of this trial at a future medical conference.

Approved and Commercial Pharmaceutical Products

POSIMIR® (bupivacaine solution)

POSIMIR (bupivacaine solution) for infiltration use is a novel and proprietary product that combines the strength of 660 mg of bupivacaine base with the innovative SABER® platform technology, enabling continuous sustained delivery of a non-opioid local analgesic over 3 days in adults, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. POSIMIR contains more bupivacaine than any other approved single-dose sustained-release bupivacaine product.  At the end of surgery, POSIMIR is administered into the subacromial space under direct arthroscopic visualization, where it continuously releases bupivacaine for 72 hours or more. We are in discussions with potential licensees regarding commercialization rights to POSIMIR, for which we hold worldwide rights.

In February 2021, the U.S. Food and Drug Administration (FDA) approved POSIMIR for infiltration use in adults for administration into the subacromial space under direct arthroscopic visualization to produce post-surgical analgesia for up to 72 hours following arthroscopic subacromial decompression. The approval was based on positive data from a randomized, multicenter, assessor-blinded, placebo‑controlled clinical trial in patients undergoing arthroscopic subacromial decompression surgery with an intact rotator cuff. The primary outcome measures were mean pain intensity and total opioid rescue analgesia administered, both evaluated over the first 72 hours after surgery versus placebo. POSIMIR demonstrated a statistically significant improvement in both primary outcome measures: a 1.3 point, or 20%, reduction in mean pain intensity on a 0-10 point pain scale (p=0.01), and a 67% reduction in I.V. morphine-equivalent rescue opioid use, from a median of 12 mg in the placebo group to 4 mg in the POSIMIR group (p=0.01). In connection with this approval, we or our licensee, will be required to conduct two postmarketing non-clinical studies. Full Prescribing Information, including the Boxed Warning, is available at www.POSIMIR.com.

Market Opportunity.    Arthroscopic Subacromial Decompression (ASD) Shoulder Surgery

Subacromial decompression is a type of shoulder surgery used to treat impingement syndrome, a common repetitive-use injury that causes pain when the arm is raised over the head. The procedure is typically performed arthroscopically, meaning that several small incisions are made in the skin and muscle of the shoulder through which a camera lens (arthroscope) and surgical instruments are inserted during surgery. Arthroscopic subacromial decompression is generally considered outpatient surgery, and most patients go home within a few hours of surgery. The recovery period may extend from weeks to months, but the most intense pain typically occurs during the first 3 days after surgery and is often managed with oral opioids. There are over 600,000 surgeries involving arthroscopic subacromial decompression performed each year in the U.S.

While ASD is the first approved indication for POSIMIR, there may be opportunities to expand the indication and addressable patient population based on existing data or data generated from additional POSIMIR trials.  According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Insufficient postoperative pain control remains a significant problem, with studies indicating that roughly 65% of patients experience moderate-to-extreme pain after surgery. The current standard of care for post-surgical pain includes a variety of opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively reduce post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting, and cognitive impairment, and have the potential for addiction and abuse. Post-surgical pain also can be treated effectively with local anesthetics; however, their usefulness often is limited by their short duration of action.

PERSERIS™(risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior has made non-refundable upfront and milestone payments to DURECT of $17.5 million.  Under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments that are based on a single digit percentage of U.S. net sales of PERSERIS into 2026.   Indivior commercially launched PERSERIS in the U.S. in February 2019.

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

OP has informed us that they launched Methydur commercially in Taiwan in September 2020. Methydur is indicated for the treatment of ADHD and is available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. They may seek a partner in China and pursue regulatory approvals in selected other countries in Southeast Asia where OP has commercialization rights and a commercialization presence. We receive a single digit royalty on sales of Methydur by OP and retain rights to this product in markets not specifically licensed to OP.

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

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenetic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenetic Regulator Program. We believe that these new chemical entities may have utility in acute organ injuries such as AH, in various orphan diseases, and for several metabolic diseases such as NASH.  We believe that these product candidates may be of interest to other pharmaceutical companies and that it may be possible to license the rights to certain products, formulations, indications or territories from this program while retaining the rights to other product candidates, formulations, indications or territories for either our own development and commercialization or for licensing at a later stage of development. The sale of the LACTEL product line to Evonik in the fourth quarter of 2020 has streamlined the company and sharpened our focus on developing DUR-928, the lead product candidate in our Epigenetic Regulator Program.

Focus on Certain Acute Indications, Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases and disorders that present great challenges to medicine include acute organ injury, metabolic disorders, pain management, CNS disorders, cardiovascular disease, ophthalmic conditions and other acute and chronic conditions. Our current efforts focus on exploiting our Epigenetic Regulator Program through which we have identified new chemical entities that may have utility in conditions such as acute organ injuries and chronic metabolic/lipid disorders and on using our versatile drug delivery platform technologies to develop products that improve current treatment options.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, we are pursuing multiple indications with our lead epigenetic regulator, DUR-928, and we have several early-stage programs being developed in collaboration with partners.  Between our own programs and those where we have collaborated, we have multiple programs with the potential to generate significant value. We believe that having multiple indications and programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our indications or programs.

Enable Product Development Through Strategic Agreements.    We believe that entering into selective strategic collaborations and other arrangements with respect to our product development programs and technology can enhance the success of our product development and commercialization, leverage and exploiting the value of our intellectual property portfolio, mitigate our risk and enable us to better manage our operating costs. Additionally, such collaborations and arrangements enable us to leverage investment by third parties and reduce our net cash burn, while retaining significant economic rights.

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

Strategic Agreements

We have entered into the following strategic collaboration and other key agreements:

Virginia Commonwealth University Intellectual Property Foundation. We have entered into an exclusive in-license and research and development agreement with the Virginia Commonwealth University Intellectual Property Foundation regarding certain new chemical entities under development through our Epigenetic Regulator Program, including DUR-928. Under this licensing arrangement, we have agreed to undertake certain efforts to bring licensed products to market, pay for prosecution of related patents and report on progress to VCU. In addition, we are obligated to pay low single-digit percentage patent royalties on net sales of licensed products, subject to annual minimum payments and additional milestone payments. This license includes rights to nine patent families. We may terminate this agreement at any time by written notice, and VCU may terminate this agreement by written notice if there is an uncured material breach.

Indivior UK Ltd.  In September 2017, we entered into a patent purchase agreement (the “Indivior Agreement”) with Indivior.  Pursuant to the Indivior Agreement, we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior made an upfront and milestone non-refundable payment to us of $12.5 million, and also agreed to make an additional $5 million payment to us contingent upon FDA approval of PERSERIS, as well as quarterly earn-out payments based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending into at least 2026.  We also receive a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. We received the non-refundable payment of $12.5 million from Indivior in September 2017 and recognized this amount as revenue from sale of intellectual property rights in the year ended December 31, 2017 as we did not have any continuing obligations under the purchase agreement.  In July 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering the $5.0 million payment, which was received by DURECT in August 2018.  Indivior launched PERSERIS in the U.S. in February 2019.

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

In connection with the license agreement, Santen paid us a non-refundable upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2020), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2020). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Agreement without cause at any time upon prior written notice, and either party may terminate the Agreement upon certain circumstances including a material uncured breach. As of December 31, 2020, the cumulative aggregate payments received by us under this agreement were $3.3 million. In January 2018, we were notified by Santen that due to a shift in priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 20,000 scientific references that now exist.

LACTEL® Absorbable Polymers

On December 31, 2020, we closed an Asset Purchase Agreement with Evonik Corporation (Evonik), pursuant to which Evonik purchased certain assets related to our LACTEL Absorbable Polymers product line. Under the terms of the Asset Purchase Agreement, Evonik paid us approximately $15 million subject to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets and assembled workforce.

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

Suppliers

We purchase the DUR-928 drug substance from a third-party manufacturer and DUR-928 clinical trial materials from another third party manufacturer. As needed, we purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including Methydur, POSIMIR, and SucroMate, from Eastman Chemical Company. We expect that we will continue to be able to obtain sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from sales of the ALZET product line to academic and pharmaceutical industry researchers, and from the sale of certain key excipients that are included in Methydur Sustained Release Capsules, SucroMate and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2020, 2019, and 2018, Gilead accounted for 76%, 68% and 33% or our total revenues, respectively, pursuant to an agreement that has been terminated, and in 2018, Indivior accounted for 17% of our total revenues.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in qualified facilities. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of DUR-928 and POSIMIR. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including DUR-928 dosage forms and POSIMIR. In the future, we may develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third-party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California. We manufacture our ALZET product line and certain key components for POSIMIR and Methydur at one of our California facilities.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary molecules and technology, inventions and improvements that are important to the development of our business. As of March 1, 2021, we owned or exclusively in-licensed over 35 unexpired issued U.S. patents and over 145 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 55 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes nine in-licensed patent families and four patent families solely owned by us. Three patent families each include at least one granted patent that could provide protection until 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, 2037, 2040, 2040, 2041, 2041 and 2041, respectively.  Patent terms are potentially subject to terminal disclaimers as well as patent term adjustments and extensions. Of the thirteen patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other eleven have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous molecule, patent claims directed to DUR-928 compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and seven of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by four patent families. One patent family includes granted patents that could provide protection until 2025. The other three patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2041, and 2042, respectively. In Europe, POSIMIR is covered by four granted patents with two that could expire in 2025 and two that could expire in 2026.  The families that could provide protection until at least 2041 and 2042, respectively, will likely be filed in Europe.

In the United States, our ORADUR-Methylphenidate ER patent portfolio includes four patent families. Two patent families include granted patents that could provide protection until at least 2023 and 2029, respectively. The other patent families include pending patent applications, which if granted, could provide protection until 2026 and 2037, respectively. There can be no assurance that the pending patent applications will be granted.

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

Section 505 of the Act describes three types of new drug applications: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things, to a previously approved product (section 505(j)). We expect that our drug candidates deriving from our Epigenetic Regulator Program will be evaluated for approval after submission of a new drug application under section 505(b)(1).

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

There are several FDA programs intended to help facilitate the development of new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life- threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Under a Fast Track designation, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review to facilitate the review.

A product that is being studied for safety and effectiveness in treating serious or life-threatening illnesses and provides meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. These circumstances are an inability to supply the drug in sufficient quantities or a situation in which a new formulation of the drug has shown superior safety or efficacy or a major contribution to patient care. This exclusivity, however, could also block the approval of our products for seven years if a competitor obtains earlier approval of the same drug for the same indication.

A product may also be eligible for receipt of a Breakthrough Therapy designation. The Breakthrough Therapy designation is intended to expedite the FDA’s review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy provides the same benefits as are available under the Fast Track program, as well as intensive FDA guidance on the product’s development program. Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but they may expedite the development or approval process.

Any pharmaceutical products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product or the active pharmaceutical ingredient or other components of the product. The FDA may also require post-approval clinical or non-clinical trials.  Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements.

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

Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. 89Bio, AbbVie, Afimmune, Akero Therapeutics, Ascletis, AstraZeneca, BMS, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals, Inc., Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Terns Pharmaceutical, Thera Technologies, Viking, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

POSIMIR will compete with currently marketed oral opioids, transdermal opioids, injectable local anesthetics, implantable materials containing local anesthetics, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product candidate, HTX-011, is approved, or from Innocoll if their recently approved product candidate, XARACOLL® is commercially launched. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Methydur competes with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  We also face competition for our ALZET product line from other companies including low cost foreign competitors.

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

Human Capital Resources

We consider our ability to recruit, retain and motivate our employees to be critical to our success. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All  human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principal of equal employment opportunity, meaning that they are made on the basis of individual skills, knowledge, abilities, job performance and other legitimate criteria and without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable law.

As of March 1, 2021, we had 81 employees, including 46 in research and development, 10 in manufacturing and 25 in selling, general and administrative. At least 41 of our employees have advanced degrees of some sort (e.g., MD, PhD, DVM, JD, MBA).  Of our employees, 40% are male and 60% are female.  From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2021 are as follows:

Name	Age	Position
James E. Brown, D.V.M.	64	President, Chief Executive Officer and Director
Michael H. Arenberg, J.D., M.B.A.	51	Chief Financial Officer
Norman L. Sussman, M.D.	68	Chief Medical Officer
Judy R. Joice	64	Senior Vice President, Operations and Corporate Quality Assurance

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

Michael H. Arenberg was appointed Chief Financial Officer effective October 2018.  Mr. Arenberg has been with DURECT since 1999, most recently serving as Senior Vice President, Corporate and Business Development, where he negotiated and closed over 50 collaborations, including several important in-licensing transactions.  Mr. Arenberg earned his undergraduate degree from the University of Colorado, his law degree from the University of Denver, his MBA from the Leavy School of Business at Santa Clara University.

Norman L. Sussman, M.D., FAASLD, joined DURECT as Chief Medical Officer in November 2020. He has extensive clinical experience and expertise in the field of liver disease and brings over 30 years of clinical research and development experience in academia and industry. Prior to joining DURECT he was an Associate Professor of Medicine and Surgery at Baylor College of Medicine and a faculty member of Baylor College of Medicine intermittently since 1985. During that time, he served as a Principal Investigator for research focused on the assessment and management of acute liver failure and artificial liver support. Dr. Sussman gained leadership experience in industry as the founder and Vice President of both Amphioxus Cell Technologies from 1995 to 2003 and Hepatix, Inc from 1993 to 1995. Most recently, he has also served in senior leadership roles as a member of the Baylor Faculty Senate and as Director of the telehealth program, Project ECHO®, at Baylor St. Luke’s Medical Center. Dr. Sussman received his MBBCh from the University of the Witwatersrand in Johannesburg, South Africa. He then completed his residency at St. Louis University Hospital and his post-doctoral fellowship at Washington University. He is Board Certified in Internal Medicine, Gastroenterology, and Transplant Hepatology. Dr. Sussman is also a Fellow of the American Association of the Study of Liver Disease, which is a designation that recognizes his superior level of professional achievement in the field of hepatology.

Judy R. Joice has served as our Senior Vice President, Operations and Corporate Quality Assurance since March 2014 and as our Vice President, Operations and Corporate Quality Assurance since April 2011. Previously, Ms. Joice served as our Vice President, Corporate Quality Assurance since July 2008 and as our Executive Director, Quality Assurance from July 2007 to July 2008. She has over 30 years’ experience in the pharmaceutical industry with such companies as Nektar Therapeutics, Oread, Roche Pharmaceuticals, and Syntex Research. During her career, Ms. Joice has gained broad experience in CMC development activities including novel excipients, new chemical entities, devices, and combination products. She has developed, implemented and managed all aspects of company-wide quality systems and compliance functions, ranging from drug development through commercial manufacturing. Ms. Joice has a B.S. in Chemistry from California State University, Hayward.

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

Summary

•	We are dependent on the success of DUR-928 and we cannot be certain that it will ever receive regulatory approval or be successfully commercialized and the path to regulatory approval is uncertain
•	Fast Track Designation for DUR-928 in AH may not actually lead to faster FDA review or an approval
•	Indications of activity from completed DUR-928 clinical trials may not predict efficacy in future trials
•	Open-label design of completed trials of DUR-928 have inherent limitations
•	Ongoing and planned clinical trials for DUR-928 may not demonstrate efficacy or safety
•	Clinical trial delays could increase expenses, delay clinical data and delay or prevent approvals
•	The COVID-19 outbreak has and will adversely impact our business, including posing challenges to conducting clinical trials.
•	We are in discussion with potential commercialization partners for POSIMIR and may be unable to enter an agreement
•	The approved indication for POSIMIR may limit its market, and we or a commercialization partner may not be able to expand the label to include additional indications
•

In connection with the approval of POSIMIR, we are required to conduct two postmarketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

•	We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult; failure to fulfill our obligations may cause the repayment obligations to accelerate
•	We will require and may have difficulty raising needed capital in the future
•	For certain of our product candidates, we depend on third-party collaborators, and we have limited or no control over their development, regulatory strategy or potential commercialization
•	Cancellation of collaborations may adversely affect potential economic benefits
•	Our revenues may decrease and losses may increase due to the sale of the LACTEL product line
•

Our business strategy includes entering into additional collaborative agreements to support development, clinical trials, manufacturing and commercialization of product candidates. We may not be able to successfully negotiate or enter into acceptable collaboration agreements

•

We and our third-party collaborators may not be able to manufacture sufficient quantities of our product candidates and components at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

•	Failure to comply with governmental regulations could materially harm our business
•	We have a history of operating losses, expect to continue to have losses and may never achieve profitability; and we may not successfully manage our company through varying business cycles
•	We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience and may not be able to do so effectively
•	Key product candidate components are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs
•	Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues
•	Global credit and financial market conditions could negatively impact the value of our investments
•	We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel
•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations
•

Our corporate headquarters, certain manufacturing facilities and personnel are located in a seismically active area near wildfire zones; Our business also involves environmental risks and risks related to handling regulated substances

•	As a non-accelerated filer, we are not required to comply with auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, investors may find our common stock less attractive

•

If we are unable to protect, maintain or enforce our IP rights or secure rights to third-party IP, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us, which may depend on our IP

•

We may be sued by third parties claiming that our product candidates infringe on their IP rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

•	Competitive products or technologies could impair our ability to maintain or grow our business
•

We could be exposed to significant product liability claims and we are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm

•	Healthcare reform measures could hinder or prevent our product candidates’ commercial success
•	Market acceptance of our product candidates is uncertain, and failure to achieve market acceptance or adequate reimbursement from third-party payers will harm our future revenues and profitability
•	Inability to train physicians to use our products may prevent market acceptance of our products
•

Risks related to actions on trade by the U.S. and foreign governments, new accounting pronouncements and legislative actions could adversely affect the Company's results of operations and financial condition

•	Our operating history makes evaluating our stock difficult, the price of our stock may be volatile
•	Investors may experience substantial dilution of their investment
•	Our ability to use net operating losses and other tax attributes is uncertain and may be limited
•	We have broad discretion over the use of our cash and investments, which may not always yield a favorable return
•	Our certificate of incorporation, bylaws and Delaware law could discourage an acquisition of us
•	Having Delaware as the exclusive forum for substantially all disputes between us and our stockholders could limit our stockholders’ ability to obtain a favorable judicial forum for disputes

Risks Related To Our Business

We are dependent on the success of DUR-928 and we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which has completed a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently recruiting patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and/or sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its dosage, dosing regimen, toxicology, carcinogenicity, pharmacokinetics and other non-clinical parameters, as well as regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if DUR-928 fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

We do not anticipate that DUR-928 will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for DUR-928, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments or vaccines, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other drugs or vaccines. The success of DUR-928 may also be limited by the prevalence and severity of any adverse side effects, including mortality. If we fail to commercialize DUR-928, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Fast Track designation of DUR-928 by the FDA may not actually lead to a faster development or regulatory review or approval process

The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. Even though DUR-928 has received Fast Track designation for the treatment of alcoholic hepatitis, we may not experience a faster development process, review or approval, or receive FDA approval at all, in that indication or any other compared to conventional FDA procedures. A Fast Track designation does not change the standards for approval. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated that DUR-928 can lead to the reduction from baseline in liver enzymes, liver stiffness and serum lipids as well as certain biomarkers, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, and the emergence of safety signals in ongoing or future clinical trials would significantly harm our business.

Open-label trials of DUR-928 in NASH and AH have inherent limitations

The most recently completed NASH and AH trials of DUR-928 are open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that they received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Any initial data collected from these open-label trials also cannot be meaningfully analyzed or relied upon until after the completion of the trials due to the limited number of patients involved, open-label nature and lack of control groups. Additionally, larger controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including AH and NASH. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant or clinically meaningful manner.

The COVID-19 outbreak has impacted and will adversely impact our business

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of DUR-928 in severe alcohol-associated hepatitis (AH) patients, and it may delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there are also supply shortages of components needed for commercialization supplies of POSIMIR, which has delayed and may further delay availability of commercial supplies of POSIMIR and may adversely affect the timing for the commercial launch of POSIMIR, and there has been reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product lines and POSIMIR and impact our operating results. We also need to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•

disruption or delays in manufacturing of clinical and commercial supplies due to issues experienced by our contract manufacturing organizations and/or shortages and delays in obtaining raw materials and supplies required in the manufacturing processes;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, prioritization of pandemic-related activities over ours  and disruptions in delivery systems;

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

We may not successfully manage our company through varying business cycles, including the COVID-19 pandemic

Our success will depend on properly sizing our company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the COVID-19 pandemic, we asked most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel who must perform activities that must be completed on-site, implemented social distancing on-site, and closed certain of our offices temporarily.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To manage through such cycles, we may expand or contract our facilities, our operational, financial and management systems and our personnel. If we were unable to manage growth and contractions effectively our business would be harmed.

Ongoing and planned clinical trials for DUR-928 in AH may be delayed and may not demonstrate efficacy or safety in the indications tested

The Phase 2b AHFIRM trial of DUR-928 in patients with AH is subject to potential delays resulting from COVID-19 as well as timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  There can also be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials of DUR-928 will also be seen in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of the AHFIRM trial to achieve desired results in its anticipated timeframe would negatively impact our business and ability to raise additional capital.

The path to regulatory approval of DUR-928 is uncertain

DUR-928 is in clinical development for the potential treatment of AH; NASH is also being explored. We are currently developing DUR-928 in several indications, including AH and NASH. In AH and NASH, there are no currently approved drugs. Accordingly, as the treatment landscape changes, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, potentially including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

We are in discussions with potential commercialization partners for POSIMIR and may be unable to enter an agreement

We are in discussions to license POSIMIR to a third party for commercialization. There can be no assurance that we will be able to enter into an agreement with a third party for the commercialization of POSIMIR at all, or that any agreement we enter into will result in material payments to us. If we are not able to enter into such an agreement we may not commercially launch POSIMIR, or if such agreement does not result in material payments to us, our financial prospects may be harmed.

The approved indication for POSIMIR may limit its market, and we or a commercialization partner may not be able to expand the label to include additional indications

The FDA approval for POSIMIR is limited to use in arthroscopic subacromial decompression surgery and contains a Boxed Warning about risks of intravenous administration.  We or a commercialization partner cannot currently promote POSIMIR for use in other indications, and the Boxed Warning may deter physicians from using it, which may limit the market opportunity for POSIMIR.  While we intend to seek approval from FDA for POSIMIR in additional indications, there is no assurance that we or a commercialization partner will be able to do so, in which case sales of POSIMIR may be limited.

In connection with the approval of POSIMIR, the Company is required to conduct two postmarketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

In connection with the approval of POSIMIR, we are required to conduct two postmarketing non-clinical studies to determine the ultimate impact of the drug product and fate of the vehicle if it is inadvertently administered into the intravascular space and to assess the potential serious risk of POSIMIR-induced Local Anesthetic Systemic Toxicity (LAST) following inadvertent intravenous route of administration and the ability of lipid infusions to treat the clinical manifestations of LAST.  We will need to reach agreement with the FDA on the appropriate protocols for these non-clinical studies, complete them and submit final reports to the FDA by September 2023.

The FDA may require us to update POSIMIR’s labeling with the results from these studies, including any positive or negative results, which could have adverse impact on POSIMIR’s commercial prospects and market acceptability. We may be unable to complete our postmarketing studies in accordance with the required timeline, if at all. For example, it may not be feasible to assess the risk of LAST following inadvertent intravenous route of administration and the ability of lipid infusions to treat the clinical manifestations of LAST. If the FDA determines the study cannot be completed as designed, but the study objectives remain important, the FDA may require one or more new postmarketing studies with new commitments and schedules. The FDA may also amend the labeling or take other actions that are adverse to POSIMIR’s regulatory status. If there are delays in completing the postmarketing studies, the FDA may post information about the delayed status on its website. Any of the above FDA actions could adversely affect us or POSIMIR’s commercial prospects, or have other collateral effects, such as making it more difficult for us to find a third-party licensee to commercialize POSIMIR. In POSIMIR clinical studies, no inadvertent intravascular injections were observed.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider, and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be included in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

We cannot predict how successful we will be at enrolling patients in our clinical trials. Enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied in the clinical trials;
•

COVID-19-related challenges with patient access, hospital prioritization, clinical trial staff availability, ability to collect, ship and analyze patients’ biological samples, availability of personal protective equipment (PPE), swabs, reagents and other materials and supplies;

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

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they did in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2020) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control the commercialization of PERSERIS or Methydur

We rely on Indivior for the commercialization of PERSERIS.  Indivior has stated that it launched PERSERIS in February 2019 in the United States. There can be no assurance that Indivior will obtain market acceptance and meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them may be limited. We rely on Orient Pharma for the commercialization of Methydur in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur throughout their territory, the royalty payments we receive under our agreement with them may be limited. The sales of both of these products may be negatively impacted by the COVID-19 pandemic.

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

•	determining the appropriate route of administration and drug dosage for each product candidate in each indication;
•	developing product candidates that will be tolerated, safe and effective;

•	demonstrating each product candidate will be chemically and physically stable for commercially reasonable time periods;
•

demonstrating through clinical trials that each product candidate is safe and effective in patients for the intended indication at an achievable dose and that the product candidate’s benefits outweigh its risks; and

•	completing the manufacturing development and scale-up to permit manufacture of the product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development.  Except for marketing authorization for POSIMIR in the U.S. for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression (ASD), PERSERIS by Indivior in the U.S. and for Orient Pharma’s approval of Methydur in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928 or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for those product candidates which are the subject of third-party collaborative or license agreements

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for certain of our pharmaceutical product candidates. We have entered into agreements with Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, for changes in strategy of the other party or for other reasons. In these cases, the product rights revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, termination of our agreements with Santen or Orient Pharma could have negative effects on the Company.

A significant component of our revenues resulted from collaboration agreements with other companies that have terminated

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. For example, approximately 58% of our total revenues were derived from our collaboration agreement with Gilead in 2019.  In June 2020, Gilead notified us that they were terminating this collaboration.  In addition, we have seen periodic fluctuations in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Orient Pharma with respect to Methydur and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased R&D revenues, such as occurred in 2020.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of December 31, 2020, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

Our revenues may decrease and our losses may increase compared to prior years as a result of the sale of the LACTEL® polymer product line

In December 2020 we completed the sale of our LACTEL polymer product line to Evonik for approximately $15 million subject to certain adjustments. Sales of LACTEL polymers contributed to our product revenues and earnings, and the loss of these revenues and earnings will decrease our future period product related revenues and operating results.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates, and components (including active ingredients and excipients) in non-clinical (e.g., toxicology), clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any of our product candidates or components that are in pre-clinical or clinical development, including DUR-928.  If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-

party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical trial supplies of several of our product candidates, including DUR-928 and POSIMIR. If we experience delays or technical difficulties in developing acceptable manufacturing processes or scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates at our Cupertino facility. In the future, we may develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and/or by potentially constructing additional manufacturing space at our facilities in California or elsewhere. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost-effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2020, had an accumulated deficit of approximately $489.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET product line. We may choose to develop our own sales force and commercial group to market products that we have developed or may develop in the future, including POSIMIR and/or DUR-928, if approved. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales and marketing personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development, we may not be able to effectively launch these products. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ products and product candidates, including DUR-928, POSIMIR, Methydur, and PERSERIS, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR and certain other pharmaceutical product candidates we have under development. A third-party manufacturer is our sole supplier for future commercial supplies of POSIMIR. Another third- party manufacturer is our sole supplier for future non-clinical, clinical and commercial supplies of DUR-928. The reliance on a sole or limited number of suppliers could result in:

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

While we have entered into contract manufacturing agreements with multiple vendors for DUR-928, we currently have a third-party sole supplier for GMP supplies of DUR-928. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of DUR-928. In addition, certain of our third-party manufacturers and suppliers may be experiencing delays as a result of the COVID-19 coronavirus pandemic or have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, raw material shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have entered into a commercial manufacturing and packaging agreement with a third-party manufacturer for future supply of POSIMIR. This third party is our sole source for the drug product required for commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we proceed with the commercialization of POSIMIR, we expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

We have supply agreements in place for certain components of our pharmaceutical product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality, cost and timing acceptable to us. In addition, certain of our suppliers may be experiencing delays as a result of the COVID-19 coronavirus pandemic or have otherwise encountered delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like) or product candidates, could cause us to seek alternative sources of supply or manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. Many countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of the components and drug substances used in our product candidates due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business and hinder our growth.

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at December 31, 2020. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially when we started manufacturing and selling biodegradable polymers. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

As of March 1, 2021, we owned or exclusively in-licensed over 35 unexpired issued U.S. patents and over 145 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 55 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

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

We may be sued by third parties claiming that our product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third-party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

Risks Related To Our Industry

The markets for our pharmaceutical product candidates and for our ALZET product line are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to maintain or grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. 89Bio, AbbVie, Afimmune, Akero Therapeutics, Ascletis, AstraZeneca, BMS, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals, Inc., Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Terns Pharmaceutical, Thera Technologies, Viking, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases.

POSIMIR, if commercially launched, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product candidate, HTX-011, is approved or from Innocoll if their recently approved product candidate, XARACOLL® is commercially launched. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Orient Pharma’s Methydur competes with multiple ADHD products in Taiwan.

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

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump. We may also face competition for our ALZET product line from other companies including low cost foreign competitors.

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

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of POSIMIR and any additional product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we may market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, affect our ability to profitably sell any product candidates for which we obtain marketing and otherwise affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators.

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

The previous U.S. presidential administration signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” As legislative and regulatory developments are ongoing, we cannot predict the ultimate content, timing or effect of healthcare reform legislation or the impact of potential legislation on our business.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our product candidates in research and development, including DUR-928, and our FDA approved product, POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
•	the approved product labeling;
•	pricing, reimbursement and formulary access;
•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapies; and
•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our current and future products when planned and achieve market acceptance, we will not achieve meaningful revenues.

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

If we or our third-party collaborators are unable to train physicians to use our pharmaceutical product candidates to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of certain of our product candidates, such as POSIMIR, will require extensive training of numerous physicians on their proper and safe use. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our product candidates may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our product candidates. Any delay in training would materially delay the demand for our product candidates and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

Risks related to actions on trade by the U.S. and foreign governments could adversely affect the Company's results of operations and financial condition

The U.S. government under the previous administration indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements.   It also initiated the imposition of tariffs on certain foreign products. Changes in U.S. trade policy have resulted in, and could continue to result in, one or more U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

Risks Related To Our Common Stock

Our operating history makes evaluating our stock difficult

Our quarterly and annual results of operations have historically fluctuated and we expect will continue to fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with a limited number of approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates and to fund operating losses to be incurred in the next several years.

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. Through several financings between 2019 and March 1, 2021, and through our 2015 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million, so that we may sell an additional $95.6 million under our existing shelf registration statement. We may also file a new shelf registration statement on Form S-3 for the potential sale of additional securities.  Any additional sales in the public market of our common stock, under our 2015 Sales Agreement with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of December 31, 2020, 27,274,439 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.45 per share, 7,599,531 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 497,270 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development or commercialization of the respective product candidates they are developing or commercializing;
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions or termination of such alliances;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts, misstatements or mischaracterizations in analyst reports or dropping or lack of analyst coverage;
•	negative press coverage or online misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive, particularly if we were to lose the lawsuit and have to pay damages, and divert management’s attention and our company’s resources.

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

As of March 1, 2021, there were approximately 101 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2015. The graph assumes that $100 was invested on December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/15 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/2019	12/31/2020
DURECT CORPORATION	100.00	60.63	41.63	21.72	171.95	93.67
NASDAQ STOCK MARKET (U.S.)	100.00	107.50	137.86	132.51	179.19	257.38
NASDAQ BIOTECHNOLOGY	100.00	78.32	94.81	85.97	106.95	134.42

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Information under this item is omitted in compliance with recently adopted rules of the Securities and Exchange Commission.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2020, 2019 and 2018 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “potential,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•

potential uses and benefits of DUR-928 to treat alcohol-associated hepatitis (also called alcoholic hepatitis or AH), non-alcoholic steatohepatitis (NASH), or other conditions, including acute kidney injury (AKI), and nonalcoholic fatty liver disease;

•	the results and timing of clinical trials, the ability to enroll patients in clinical trials in a timely and cost-effective manner;
•

the likelihood of future clinical trial results of DUR-928 being similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and announcements of the findings of our clinical trials;

•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS and milestone and royalty payments we may receive from Santen or Orient Pharma;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations, including for the commercialization of POSIMIR;
•

POSIMIR’s commercial prospects, differentiating product attributes, potential for reimbursement and formulary access, the timing of post-marketing commitments and timing of potential commercial launch.

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

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products or product candidates;
•	market opportunities for product candidates in our product development pipeline;
•	potential regulatory filings for or approval of DUR-928 or any of our or any third parties’ other product candidates;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval and timing of responses to our regulatory submissions;
•	the impact of FDA, EMA and other government regulation on our business;
•

Our ability to obtain, assert and protect patents and other intellectual property rights, including intellectual property licensed to our collaborators, as well as avoiding the intellectual property rights of others;

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

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  DUR‑928, a new chemical entity in clinical development for three different indications, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day historical mortality rate of 26%.  After completing a Phase 2a trial where 100% of AH patients treated with DUR-928 survived the 28-day study period, we are now conducting a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating DUR-928’s life saving potential compared to the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  DUR-928 is also being investigated in patients with nonalcoholic steatohepatitis (NASH).

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over 3 days in adults. In February 2021, the U.S. Food and Drug Administration (FDA) approved POSIMIR for infiltration use in adults for administration into the subacromial space under direct arthroscopic visualization to produce post-surgical analgesia for up to 72 hours following arthroscopic subacromial decompression. The approval was based on positive data from a randomized, multicenter, assessor-blinded, placebo‑controlled clinical trial in patients undergoing arthroscopic subacromial decompression surgery with an intact rotator cuff. The primary outcome measures were mean pain intensity and total opioid rescue analgesia administered, both evaluated over the first 72 hours after surgery versus placebo. POSIMIR demonstrated a statistically significant improvement in both primary outcome measures: a 1.3 point, or 20%, reduction in mean pain intensity on a 0-10 point pain scale (p=0.01), and a 67% reduction in intravenous morphine-

equivalent rescue opioid use, from a median of 12 mg in the placebo group to 4 mg in the POSIMIR group (p=0.01).  We are in discussions with potential licensees regarding commercialization rights to POSIMIR, for which we hold worldwide rights.

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS (risperidone) drug for schizophrenia, which was launched commercially in the U.S. in February 2019.  In addition, in September 2020, our licensee, Orient Pharma informed us that it had launched Methydur (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan.  We receive a single digit royalty on sales of Methydur by Orient Pharma.  We also manufacture and sell osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world. The rapid spread of the disease has resulted in a pandemic with over 100 million of confirmed cases and millions of deaths worldwide. While most cases result in mild symptoms, including fever, cough and shortness of breath, some rapidly progress into Acute Respiratory Distress Syndrome (ARDS), multi-organ failure, and death.  Many of these patients may experience severe systemic inflammation that leads to acute injuries in multiple organs including the liver and the kidney.

We continue to actively advance all of our research and development programs, we are assessing on an ongoing basis the impact of COVID-19 on our clinical trials, product candidate testing, expected timelines and costs.

COVID-19 has also had a negative impact on our business.  In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals has been on the prioritization of healthcare resources toward fighting the virus and clinical site initiations. As a result, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. We are also evaluating the impact of the COVID-19 on orders for our ALZET product line. In addition, in response to the spread of COVID-19, other than laboratory and manufacturing employees, many of our other employees are working from home, and, in keeping with social distancing requirements, we have limited the number of staff in our facilities. This partial disruption, although expected to be temporary, may impact our operations and overall business by delaying the progress of our research and development programs, including our planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last three years, we generated collaborative research and development revenues from collaborative agreements with Gilead, Sandoz, Santen and others.

Product Revenues

We also currently generate product revenue from the sale of two product lines:

•	ALZET® osmotic pumps which are used for animal research; and
•	certain key excipients that are included in Methydur and one excipient that is included in a marketed animal health product.

In December 2020, we completed the sale of its LACTEL Absorbable Polymers product line to Evonik Corporation. Under the terms of the Asset Purchase Agreement, Evonik paid us approximately $15 million subject to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets and assembled workforce. LACTEL product line is reflected as a discontinued operation in our statements of operations and comprehensive loss and balance sheets. Our financial information discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact of LACTEL product line.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2020, we had an accumulated deficit of $489.8 million. Our net losses were $582,000, $20.6 million and $25.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2021 compared to 2020 as we experience higher research and development expenses related to DUR-928. We expect our selling, general and administrative expenses to increase in 2021 compared to 2020. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Revenue Recognition

Product Revenues, Net

We manufacture and sell ALZET osmotic pumps used in laboratory research, and manufacture and sell certain excipients for use as raw materials in certain products, including an animal health product and Methydur.

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

Collaborative Research and Development Revenues

We enter into license agreements under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by us under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; sales-based milestones and royalties on net sales of licensed products.  Each of these payments results in collaborative research and development revenues, except for revenues from royalties or earn-out payments on net sales of licensed products, which are classified as other revenues.

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

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or earn-out has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized material royalty revenue resulting from our collaborative arrangements or material earn-out revenue from our patent purchase agreement with Indivior.

Prepaid and Accrued Contract Research Expenses

We incur significant costs associated with third party consultants and organizations for pre-clinical studies, clinical trials, contract manufacturing, validation, testing, regulatory advice and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on management’s estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

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

Results of Operations

Comparison of years ended December 31, 2020, 2019 and 2018

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

We expect our collaborative research and development and other revenues to fluctuate in future periods pending our efforts to enter into potential new collaborations, our existing third-party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties. The collaborative research and development and other revenues associated with our major collaborators or counterparties are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Collaborator/Counterparty
Gilead (1)	$22,879	$17,133	$2,542
Other (2)	1,062	996	5,665
Total collaborative research and development and other revenue	$23,941	$18,129	$8,207

(1)

Amounts related to recognition of upfront fees and milestone payments were $22.7 million, $12.3 million and zero for the twelve months ended December 31, 2020, 2019 and 2018, respectively. We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied using the cost-to-cost input method (see Note 2 Strategic Agreements - Agreement with Gilead Sciences, Inc. in the financial statements). In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and us. As a result, we recognized all our remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received. Amounts recognized as revenue during each of the twelve months ended December 31, 2020, 2019 and 2018 also included our reimbursable collaborative research and development services performed under our agreement with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen) and (d) royalty revenue from OP Pharma with respect to Methydur net sales. Note that in January 2018, we were notified by Santen that due to a shift in priorities, Santen had elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

The increase in collaborative research and development revenues in 2020 compared with 2019 was primarily due to higher revenue recognized from our agreement with Gilead and higher revenue recognized from our agreements with Indivior, Santen and feasibility agreements with other companies.

The increase in collaborative research and development revenues in 2019 compared with 2018 was primarily due to higher revenue recognized from our agreement with Gilead, partially offset by lower revenue recognized from our agreements with Indivior, Santen and feasibility agreements with other companies.

We received a $25.0 million upfront fee in connection with the license agreement signed with Gilead in July 2019 and in October 2019, we also received a $10 million milestone payment from Gilead for further development of the product candidate.  Through December 31, 2020, all these amounts had been recognized as revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee was being recognized as collaborative research and development revenue over the term of our continuing involvement with Santen. At December 31, 2020, $1.2 million of the $2.0 million upfront fee had been recognized as revenue.

As of March 1, 2021, we had potential milestones of up to $76.0 million that we may receive in the future under our collaborative arrangements, of which $13.0 million are development-based milestones and $63.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings, and $5.0 million are related to regulatory approvals. No payments were received between December 31, 2020 and March 1, 2021, and we do not anticipate receiving any of these milestone revenues within the next twelve months, if at all.

Product revenues

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Revenue from LACTEL product line, related cost of product revenues, associated research and development and selling, general and administrative has been reclassified to discontinued operations for all periods presented.

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line, and certain excipients that are included in Methydur and in a marketed animal health product. Net product revenues were $6.2 million, $6.9 million, and $7.1 million in 2020, 2019 and 2018, respectively.

The decrease in product revenues in 2020 was primarily attributable to lower revenue from our ALZET osmotic pump product line as a result of lower units sold compared to 2019. The unit sales of this product line were particularly impacted when the effects of COVID-19 noticeably impacted our customers’ ability to conduct their research and development activities and therefore the demand for our osmotic pumps during the first three quarters of 2020.

The decrease in product revenues in 2019 was primarily attributable to slightly lower revenue from our ALZET osmotic pump product line as a result of lower units sold compared to 2018.

Cost of product revenues

Cost of product revenues was $1.4 million, $1.3 million and $1.6 million in 2020, 2019 and 2018, respectively. Cost of product revenues includes the cost of product revenue from our ALZET product line, and certain excipients that are included in several products in development, Methydur and a marketed animal health product.

Excluding a one-time settlement credit of $500,000 related to certain excipients that are included in Methydur and in a currently marketed animal health product in 2019, cost of product revenue in 2020 was slightly lower primarily due to lower cost of goods sold related to our ALZET product line arising from lower units sold compared to the corresponding period in 2019.

Excluding the one-time settlement credit of $500,000 related to certain excipients that are included in Methydur and in a marketed animal health product, cost of product revenue in 2019 increased primarily due to higher manufacturing costs for our ALZET product line compared to the corresponding period in 2018.

Stock-based compensation expense related to cost of product revenues was $13,000, $13,000, and $13,000, in 2020, 2019, and 2018, respectively.

As of December 31, 2020, 2019, and 2018, we had 9 manufacturing employees, respectively.

Research and development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $27.7 million, $29.6 million, and $25.0 million in 2020, 2019, and 2018, respectively. Stock-based compensation expense recognized related to research and development personnel was $981,000, $746,000, and $1.5 million in 2020, 2019, and 2018, respectively. We expect our research and development expenses to increase in 2021 compared to 2020 as we expect to incur higher research and development expenses related to DUR-928.

Research and development expenses decreased by $1.9 million in 2020 compared to 2019. The decrease in 2020 was primarily attributable to lower research and development costs associated with POSIMIR and the Gilead program, partially offset by higher research and development costs associated with DUR-928, depot injectable and other research programs compared to 2019, as more fully discussed below.

Research and development expenses increased by $4.6 million in 2019 compared to 2018. The increase in 2019 was primarily attributable to higher research and development costs associated with DUR-928 and the Gilead program, partially offset by lower research and development costs associated with POSIMIR, depot injectable and other research programs compared to 2018, as more fully discussed below.

Research and development expenses associated with our major development programs after the removal of the effects of our sale of the LACTEL product line were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
DUR-928	$21,319	$20,088	$14,817
POSIMIR	3,656	4,609	6,628
Gilead program (1)	1,011	3,844	2,239
Depot injectable programs	862	599	697
Other	861	500	632
Total research and development expenses	$27,709	$29,640	$25,013
(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Gilead.

DUR-928

Our research and development expenses for DUR-928 increased to $21.3 million in 2020 from $20.1 million in 2019, primarily due to higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with 2019.

Our research and development expenses for DUR-928 increased to $20.1 million in 2019 from $14.8 million in 2018, primarily due to higher clinical trial expenses incurred.

It is too early to assess the full impact of the COVID-19 outbreak on our business, including our ongoing DUR-928 Phase 2b trial in alcoholic hepatitis, but COVID-19 may delay enrollment and data analysis for our DUR-928 clinical trials.

POSIMIR

Our research and development expenses for POSIMIR decreased to $3.7 million in 2020 from $4.6 million in 2019, primarily due to lower outside expenses as well as lower employee-related expenses for POSIMIR.

Our research and development expenses for POSIMIR decreased to $4.6 million in 2019 from $6.6 million in 2018, primarily due to lower outside expenses as well as lower employee-related expenses for POSIMIR.

It is possible that the COVID-19 pandemic will adversely impact our efforts to out-license POSIMIR commercial rights and the timing of potential commercialization of POSIMIR.

Gilead Program

Our research and development expenses for the Gilead program decreased to $1.0 million in 2020 from $3.8 million in 2019, primarily due to lower employee-related costs and outside costs devoted to the program. In 2020, Gilead terminated the Gilead Agreement and a related R&D agreement between us.

Our research and development expenses for the Gilead program increased to $3.8 million in 2019 from $2.2 million in 2018, primarily due to higher employee-related costs and outside costs for the program.

Depot injectable programs

Our research and development expenses for depot injectable programs increased to $862,000 in 2020 from $599,000 in 2019 primarily due to higher employee-related costs and higher outside expenses for these programs.

Our research and development expenses for depot injectable programs decreased to $599,000 in 2019 from $697,000 in 2018 primarily due to lower employee-related costs and lower research supplies expenses for these programs.

Other DURECT research programs

Our research and development expenses for all other research activities increased to $871,000 in 2020 from $500,000 in 2019, primarily due to higher employee-related costs incurred for these programs.

Our research and development expenses for all other research activities decreased to $500,000 in 2019 from $632,000 in 2018, primarily due to lower employee-related costs incurred for these programs.

As of December 31, 2020, 2019, and 2018, we had 46, 43, and 45 research and development employees, respectively.

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

Selling, general and administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing (including sales and marketing expenses for our ALZET product line) and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $13.6 million, $14.1 million, and $12.3 million in 2020, 2019, and 2018, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.1 million, $1.3 million, and $1.4 million in 2020, 2019 and 2018, respectively. We expect our selling, general and administrative expenses to increase in 2021 compared to 2020.

Selling, general and administrative expenses decreased by $504,000 in 2020 compared to 2019, primarily due to lower stock-based compensation expenses related to selling, general and administrative personnel as well as lower legal and patent expenses in 2020 compared with 2019. Selling, general and administrative expenses increased by approximately $1.9 million in 2019 compared to 2018, primarily due to higher legal and patent expenses in 2019 compared with 2018.

As of December 31, 2020, 2019, and 2018, we had 26, 22, and 22 selling, general and administrative personnel, respectively.

Other income (expense).    Interest and other income was $517,000, $1.1 million, and $870,000 in 2020, 2019, and 2018, respectively. The decrease in interest and other income in 2020 compared to 2019 was primarily the result of lower interest income generated as a result of lower interest rates associated with our cash and investments in 2020 compared with 2019. The increase in interest and other income in 2019 compared to 2018 was primarily the result of higher interest income generated as a result of higher average investment balances in 2019 compared with 2018.

Interest expense was $2.2 million, $2.5 million and $2.6 million in 2020, 2019, and 2018, respectively. The decrease in interest expense in 2020 compared to 2019 was primarily due to lower interest rates associated with the term loan with Oxford Finance in 2020 compared to 2019. The decrease in interest expense in 2019 compared to 2018 was primarily due to lower interest rates associated with the term loan in 2019 compared to 2018.

Income taxes.  As of December 31, 2020, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $344.7 million, of which approximately $306.3 million will expire in the years 2021 through 2037, and approximately $38.5 million will not expire.  As of December 31, 2020, we had federal research and development tax credits of approximately $15.6 million, which expire at various dates beginning in 2021 through 2040, if not utilized. As of December 31, 2020, we had NOL carryforwards for state income tax purposes of approximately $219.1 million, which expire in the years 2021 through 2040, and state research and development tax credits of approximately $16.7 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2020 and 2019, we had net deferred tax assets of $114.3 million and $117.2 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2020 and 2019. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change is defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013, April 2016, June 2019 and February 2021, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million, 8.2 million and 13.8 million, 29.0 million and 20.4 million shares, respectively, of our common stock pursuant to effective registration statements. In 2016, 2017, 2018, 2019, 2020 and the first two months of 2021, we issued approximately 5.2 million, 8.9 million, 9.6 million, 2.3 million, 5.3 million and 950,000 shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2020 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, cash held in escrow and investments totaling $56.9 million and $64.8 million at December 31, 2020 and 2019, respectively. This includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of December 31, 2020 and 2019, which primarily serve as collateral for a letter of credit securing a leased facility in California. The letter of credit for our leased facility in California will expire in February 2024. In February 2021, we raised net proceeds of $47.8 million from an underwritten public offering and other sales of equity under the Controlled Equity Offering program with Cantor Fitzgerald.

We used $38.8 million and $19.8 million of cash in operating activities in the years ended December 31, 2020 and 2018, respectively, and generated $11.1 million of cash in operating activities in the year ended December 31, 2019.  The cash provided by or used for operations was primarily to fund operations as well as working capital requirements. Our cash provided by or used in operating activities differs from our net loss in part due to the timing and recognition of up-front payments under collaborative agreements. Depending on the nature of the upfront payments received upon execution of collaborative agreements, which can either be recognized as revenue upfront in full or primarily recorded as deferred revenue and generally recognized over the period using a basis that best reflects the satisfaction of our performance obligations with the third-party collaborator pursuant to the applicable agreement.  The increase in cash used in operating activities in 2020 compared to 2019 was primarily due to lower payments received from collaboration partners and customers, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities. The generation of $11.1 million of cash from operating activities in 2019 was primarily due to the receipt of $35.0 million in payments from Gilead, partially offset by the changes in accounts receivable, inventories, prepaid expenses and other assets, and accrued and other liabilities compared to $19.8 million of cash used in operating activities in 2018.

We generated $24.5 million and $4.5 million of cash from investing activities in the years ended December 31, 2020 and 2018, and used $27.3 million of cash in investing activities in the year ended December 31, 2019, respectively. The increase in cash received from investing activities in 2020 was primarily due to cash received in escrow from the sale of the LACTEL product line in 2020 compared to 2019. The decrease in cash received from investing activities in 2019 was primarily due to a decrease in proceeds from maturities of available-for-sale securities in 2019 compared to 2018. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The amount and timing of these capital expenditures will depend on, among other things, our research and development activities and needs, and the need for equipment replacements.

We generated $15.7 million, $19.5 million, and $17.5 million of cash from financing activities in the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in cash received from financing activities in 2020 was primarily due to lower net proceeds received from issuances of common stock in 2020 compared to 2019. The increase in cash received from financing activities in 2019 was primarily due to higher net proceeds received from issuances of common stock in 2019 compared to 2018. In 2020, we raised net proceeds of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share pursuant to the October 2019 registration statement. In June 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total net proceeds to us of approximately $15 million. In 2019, we also raised net proceeds (net of commission) of approximately $3.5 million from the sale of 2.3 million shares of common stock at a weighted average price of $1.55 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald.

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

In February 2021, we completed an underwritten public offering of 20,364,582 shares of its common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds to us of approximately $45.6 million before deducting estimated offering expenses payable by us. Total stock issuance costs related to this financing were approximately $195,000. After deducting estimated offering expenses payable by us, the net proceeds to us were approximately $45.4 million.  From January 1, 2021 to March 1, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement. As of March 1, 2021, we had up to approximately $56.2 million of common stock available for sale under the Controlled Equity Offering program and approximately $45.3 million of common stock available for sale under our shelf registration statement.

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2020) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, that portion of the term loan that was due more than 12 months after December 31, 2020 was classified within non-current liabilities.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term.

The COVID-19 pandemic is impacting our business in several ways.  Sales of our ALZET product line were negatively impacted in 2020 by COVID-19 and the future impact on sales of our ALZET product line are uncertain.  For DUR-928, we may experience delays and increased expenses in the recruitment and running of the ongoing Phase 2b clinical trial in patients with AH, and some patients who completed dosing of the Phase 1b clinical trial in NASH were not able to complete their follow up visits.  These losses, delays and additional expenses will increase our expenses.  Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments including proceeds received from our February 2021 stock offering will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from the date the financial statements are filed. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical products currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn revenues from our collaborative agreements, we may decide to raise additional capital through a variety of sources, including:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements; and/or
•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements or maintain existing collaborative agreements in the near term, will earn collaborative revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares).

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

In 2020, there were no significant changes in our commercial commitments and contractual obligations.  In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2021	2022	2023	2024	Total
Term loan (1)	$2,941	$9,208	$8,563	$4,712	$25,424
Operating lease obligations	1,933	1,991	1,970	275	6,169
Total contractual cash obligations	$4,874	$11,199	$10,533	$4,987	$31,593

(1)	Includes principal, interest payments and final payments and assumes no acceleration of obligations.

Recent Accounting Pronouncements

In December 2019, as part of its initiative to reduce complexity in the accounting standards, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020, and this adoption had no material impact on our financial position or results of operations.

In November 2018, the Financial Accounting Standards Board (the FASB) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in Topic 808 to the unit of account guidance in ASC 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for the Company for all interim and annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This standard is effective for fiscal years beginning after December 15, 2022 for small reporting companies, including interim reporting periods within those years and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material effect on its financial statements.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2020, 97.5% of our investment portfolio was composed of investments with original maturities of one year or less and approximately 48.8% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2020 by year of maturity (dollars in thousands):

2021
Cash equivalents:
Fixed rate	$522
Average fixed rate	0.01%
Variable rate	$19,097
Average variable rate	0.20%
Short-term investments:
Fixed rate	$19,421
Average fixed rate	0.23%
Long-term investments:
Fixed rate	$1,000
Average fixed rate	0.23%
Restricted investments:
Fixed rate	$150
Average fixed rate	0.02%
Total investment securities	$40,190
Average rate	0.20%

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

As of December 31, 2020, the fair value of our term loan was estimated to be $20.8 million. The term loan repayment schedule provides for interest only payments until December 1, 2021, followed by consecutive monthly payments of principal and interest in arrears continuing through the maturity date of the term loan of May 1, 2024. The term loan also provides for a floating interest rate (7.95% as of December 31, 2020) based on an index rate plus a spread and an additional payment equal to 9.25% of the principal amount of the term loan, which has been accrued over the life of the term loan and is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DURECT Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid and accrued contract research expenses
Description of the Matter

During the year ended December 31, 2020, the Company incurred $27,709 thousand in research and development related expenses, of which $545 thousand was accrued as of December 31, 2020. The Company also has $2,829 thousand in prepaid clinical expenses as of December 31, 2020. As described in Note 1 of the financial statements, the Company records accruals for its estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs. Clinical trial activities performed by third parties are recorded based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with third-party consultants and organizations. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through detailed discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and then applying these estimates of completion to previously agreed-upon rates and fees to be paid for such services.

Auditing management’s accounting estimates for both prepaid and accrued contract research expenses was especially challenging as evaluating the nature, progress, and stage of completion of the activities being performed under the Company’s research and development agreements is dependent upon the accumulation of a high volume of information from internal clinical personnel and third-party service providers.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for prepaid and accrued research and development expenses, including controls over management’s review of clinical trial progress and manufacturing activities in comparison to budgets and invoices received from third parties.

Among others, our audit procedures included obtaining supporting evidence of the research and development activities performed for significant clinical trials and attending internal clinical trial and project status meetings with accounting personnel and clinical project managers to corroborate the status of significant research and development activities. We also obtained and read significant agreements and agreement amendments with the Company’s third-party consultants and contract research organizations, examined the Company’s documentation of trial timelines and future projections of trial progress and compared them to the Company’s calculation of the estimated accrual or prepaid, and selected a sample of agreements and confirmed directly with the third parties the expenses incurred and the completeness of the terms of the arrangement. We also inspected invoices received after the balance sheet date to determine whether the services were performed prior to or after the balance sheet date and were properly recorded.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1998.

Redwood City, California

March 5, 2021

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2020	2019
A S S E T S
Current assets:
Cash and cash equivalents	$21,312	$34,924
Cash held in escrow	14,979	—
Short-term investments	19,421	29,750
Accounts receivable (net of allowances of $72 at December 31, 2020 and $27 at December 31, 2019)	940	1,516
Inventories, net	1,864	1,919
Prepaid expenses and other current assets	4,545	1,424
Discontinued operations, current portion	—	2,296
Total current assets	63,061	71,829
Property and equipment, net	251	159
Operating lease right-of-use assets	4,749	5,866
Goodwill	6,169	6,399
Long-term investments	1,000	—
Long-term restricted investments	150	150
Other long-term assets	261	1,085
Discontinued operations, non-current portion	—	532
Total assets	$75,641	$86,020
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,678	$1,982
Accrued liabilities	5,801	5,940
Contract research liabilities	545	3,653
Deferred revenue, current portion	—	22,679
Term loan, current portion, net	884	—
Operating lease liabilities, current portion	1,795	1,742
Discontinued operations, current portion	—	772
Total current liabilities	10,703	36,768
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	3,202	4,356
Term loan, non-current portion, net	19,936	20,262
Other long-term liabilities	873	705
Discontinued operations, non-current portion	—	257
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 350,000 shares authorized; 203,533 and 195,257 shares issued and outstanding at December 31, 2020 and 2019, respectively	20	19
Additional paid-in capital	529,884	512,046
Accumulated other comprehensive loss	(5)	(3)
Accumulated deficit	(489,784)	(489,202)
Stockholders’ equity	40,115	22,860
Total liabilities and stockholders’ equity	$75,641	$86,020

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Collaborative research and development and other revenue	$23,941	$18,129	$8,207
Product revenue, net	6,170	6,945	7,068
Total revenues	30,111	25,074	15,275
Operating expenses:
Cost of product revenues	1,406	1,263	1,640
Research and development	27,709	29,640	25,013
Selling, general and administrative	13,611	14,115	12,262
Total operating expenses	42,726	45,018	38,915
Loss from operations	(12,615)	(19,944)	(23,640)
Other income (expense):
Interest and other income	517	1,074	870
Interest expense	(2,237)	(2,501)	(2,573)
Net other income (expense)	(1,720)	(1,427)	(1,703)
Loss from continuing operations	(14,335)	(21,371)	(25,343)
Income from discontinued operations (Note 10)	13,753	793	21
Net loss	(582)	(20,578)	(25,322)
Net change in unrealized gain on available-for-sale securities, net of tax	(2)	(3)	1
Total comprehensive loss	$(584)	$(20,581)	$(25,321)
Net income (loss) per share
Basic and diluted
Loss from continuing operations	$(0.07)	$(0.12)	$(0.16)
Income from discontinued operations	$0.07	$0.00	$0.00
Net loss per common share, basic and diluted	$(0.00)	$(0.12)	$(0.16)

Weighted-average shares used in computing net income (loss) per share, basic and diluted	199,457	178,042	159,834

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2017	150,837	$15	$465,246	$(1)	$(443,772)	$21,488
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,594	—	1,725	—	—	1,725
Issuance of common stock upon equity financings, net of issuance costs of $566	9,629	1	16,779	—	—	16,780
Issuance of fully vested options to settle accrued liabilities	—	—	1,860	—	—	1,860
Stock-based compensation expense from stock options and ESPP shares	—	—	2,998	—	—	2,998
Net loss	—	—	—	—	(25,322)	(25,322)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	1	—	1
Adjustment due to changes in accounting policies					470	470
Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,847	—	1,979	—	—	1,979
Issuance of common stock upon equity financings, net of issuance costs of $356	31,350	3	18,357	—	—	18,360
Issuance of fully vested options to settle accrued liabilities	—	—	994	—	—	994
Stock-based compensation expense from stock options and ESPP shares	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	(20,578)	(20,578)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	2,968	0	3,381	—	—	3,381
Issuance of common stock upon equity financings, net of issuance costs of $380	5,308	1	12,282	—	—	12,283
Stock-based compensation expense from stock options and ESPP shares	—	—	2,175	—	—	2,175
Net loss	—	—	—	—	(582)	(582)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(582)	$(20,578)	$(25,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	291	254
Stock-based compensation	2,170	2,108	2,998
Inventory write-down	194	255	291
Amortization of debt issuance cost	453	369	149
Net accretion/amortization on investments	(313)	87	84
Changes in operating lease liabilities	(61)	215	—
Gain on sale of LACTEL product line	(12,845)	—	—
Changes in assets and liabilities:
Accounts receivable	389	(556)	619
Inventories	(249)	(217)	(549)
Prepaid expenses and other assets	(2,178)	786	(15)
Accounts payable	(241)	520	69
Accrued liabilities	49	2,894	1,594
Contract research liability	(3,108)	2,248	571
Deferred revenue	(22,679)	22,679	(493)
Total adjustments	(38,122)	31,679	5,572
Net cash (used in) provided by operating activities	(38,704)	11,101	(19,750)
Cash flows from investing activities
Purchases of property and equipment	(208)	(155)	(93)
Purchases of available-for-sale securities	(45,066)	(31,866)	(9,588)
Proceeds from maturities of available-for-sale securities	54,706	4,697	14,218
Net cash provided by (used in) investing activities	9,432	(27,324)	4,537
Cash flows from financing activities
Payments on equipment financing obligations	(4)	(7)	(9)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	3,381	1,979	1,725
Net proceeds from issuances of common stock in connection with equity financings	12,283	18,360	16,780
Term loan amendment cost	—	(829)	(1,014)
Net cash provided by financing activities	15,660	19,503	17,482
Net (decrease) increase in cash and cash equivalents	(13,612)	3,280	2,269
Cash, cash equivalents, and restricted cash, beginning of the period (1)	35,074	31,794	29,525
Cash, cash equivalents, and restricted cash, end of the period (1)	$21,462	$35,074	$31,794
Supplemental disclosure of cash flow information
Cash paid for interest	$1,678	$1,942	$1,886
Supplementary disclosure of non-cash investing and financing information
Cash held in escrow	$14,979	$—	$—
Fully vested options issued to settle accrued liabilities	$—	$994	$1,860
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$—	$7,329	$—
(1) Includes restricted cash of $150,000 (presented as long-term restricted investments) on the balance sheets at each of December 31, 2020, 2019 and 2018.
(2) Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Accounting Standards Update ("ASU" No. 2016-02, Leases ("Topic 842").

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Proprietary Pharmaceutical Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of the accompanying Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, the amounts of revenues, recoverability of inventory, certain accrued liabilities including accrued clinical trial liability, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Discontinued Operations

In December 2020, the Company announced its decision to sell its LACTEL Absorbable Polymer (LACTEL) product line to Evonik, which was completed on December 31, 2020. The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to the Company’s LACTEL product line as discontinued operations (see Note 10). The Company believes this format provides comparability with its previously filed financial statements.

Liquidity and Need to Raise Additional Capital

As of December 31, 2020, the Company has an accumulated deficit of $489.8 million as well as negative cash flows from operating activities.

The Company generally has had negative cash flows from operating activities and expects its negative cash flows to continue.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  Management’s plans in order to meet its operating cash flow requirements beyond the next 12 months from the date the financial statements are filed, may include seeking additional collaborative agreements for certain of its programs and achieving revenue from its collaboration and licensing agreements as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital when needed and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

The Company believes its existing cash, cash equivalents, cash held in escrow, investments and subsequent equity fund raising completed in February 2021 (see Note 11) are sufficient to fund its operating cashflow requirements for a period greater than 12 months from the date of issuance of these financial statements.

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

Total cash held in escrow (related to the sale of the LACTEL product line) was $15 million as of December 31, 2020; the $15 million which was released from escrow in January 2021.

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

Customer and Product Line Concentrations (excluding the LACTEL product line)

A portion of the Company’s revenue is derived from its ALZET osmotic pump product line, and the sale of certain excipients for Methydur and one excipient that is included in a marketed animal health product.

Revenue from the sale of products from the ALZET product line accounted for 20%, 27% and 46% of total revenue for 2020, 2019 and 2018, respectively.

Gilead accounted for 76% and 68% of the Company’s total revenue for 2020 and 2019, respectively. In 2018, Indivior and Gilead accounted for 33% and 17% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2020, 2019 and 2018 are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$26,894	$21,957	$7,058
Europe	1,386	906	6,476
Japan	1,174	1,472	975
Others	657	739	766
Total	$30,111	$25,074	$15,275

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

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$136	$163
Work in-process	796	709
Finished goods	932	1,047
Total inventories	$1,864	$1,919

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

Goodwill

Goodwill is periodically assessed and evaluated for impairment. The Company operates in one operating segment and also has only one reporting unit, which is the research, development and manufacturing of pharmaceutical products. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

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

As of December 31, 2020, the carrying value of goodwill was approximately $6.2 million compared with $6.4 million as of December 31, 2019 and 2018. As a result of the sale of the LACTEL product line, approximately $229,000 of the carry value of goodwill was allocated to the LACTEL product line upon its disposition.  The Company evaluates goodwill for impairment at least annually. In 2020, 2019 and 2018, goodwill was evaluated and no indicators of impairment were identified. To date, the Company has not recorded any impairment charge related to goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2020, there have been no material impairment losses.

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

The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use asset and liability were recognized at the adoption date of ASC 842 based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, we used our incremental borrowing rate of 13.8% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2020, the weighted-average remaining lease term was 2.99 years for the Company’s leased properties.

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

Product Revenue, Net

The Company sells osmotic pumps used in laboratory research, and manufactures certain excipients for pharmaceutical clients for use as raw materials in their products.

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

Collaborative Research and Development and Other Revenue

The Company enters into license agreements, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by the Company under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as other revenues.

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

Royalties and Earn-outs: For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized material royalty revenue resulting from the Company’s collaborative arrangements or material earn-out revenue from the Company’s patent purchase agreement with Indivior.

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

Prepaid and Accrued Contract Research Expenses

The Company incurs significant costs associated with third party consultants and organizations for pre-clinical studies, clinical trials, contract research and manufacturing, validation, testing, regulatory advice and other research and development-related services. The Company is required to estimate periodically the cost of services rendered but unbilled based on management’s estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from these estimates.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerators:
Net loss	$(582)	$(20,578)	$(25,322)
Denominators:
Weighted average shares used to compute basic net loss per share	199,457	178,042	159,834
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—
Dilutive common shares	—	—	—
Weighted average shares used to compute diluted net loss per share	199,457	178,042	159,834
Net loss per share:
Basic	$(0.00)	$(0.12)	$(0.16)
Diluted	$(0.00)	$(0.12)	$(0.16)

The computation of diluted net loss per share for 2020, 2019 and 2018 excludes the impact of options to purchase 7.5 million, 21.4 million and 16.6 million shares of common stock outstanding at December 31, 2020, 2019 and 2018, respectively, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Recent Accounting Pronouncements

In December 2019, as part of its initiative to reduce complexity in the accounting standards, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020, and this adoption had no material impact on the Company’s financial position or results of operations.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This standard is effective for fiscal years beginning after December 15, 2022 for small reporting companies, including interim reporting periods within those years and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material effect on its financial statements.

2.	Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Collaborator/Counterparty
Gilead (1)	$22,879	$17,133	$2,542
Other (2)	1,062	996	5,665
Total collaborative research and development and other revenue	$23,941	$18,129	$8,207

(1)

Amounts related to recognition of upfront fees and milestone payments were $22.7 million, $12.3 million and zero for the twelve months ended December 31, 2020, 2019 and 2018, respectively. The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as its obligation was being satisfied using the cost-to-cost input method (see Note 2. Strategic Agreements - Agreement with Gilead Sciences, Inc. in the financial statements). In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and the Company. As a result, the Company recognized all its remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received. Amounts recognized as revenue during each of the twelve months ended December 31, 2020, 2019 and 2018 also included the Company’s reimbursable collaborative research and development services performed under its agreement with Gilead.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen); and (d) royalty revenue from OP Pharma with respect to Methydur net sales. Note that in January 2018, the Company was notified by Santen that due to a shift in priorities, Santen had elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

As of December 31, 2020, the Company had potential milestones of up to $76.0 million that the Company may receive in the future under its collaborative arrangements, of which $13.0 million are development-based milestones and $63.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings, and $5.0 million are related to regulatory approvals.

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

Under the terms of the Gilead Agreement, Gilead made a non-refundable upfront payment to DURECT of $25 million, and in October 2019, the Company also received a $10 million milestone payment from Gilead for further development of the product candidate.

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

In June 2020, Gilead terminated the Gilead Agreement and a related R&D agreement between Gilead and the Company. As a result, the Company recognized $22.7 million as revenue during the year ended December 31, 2020, which represented all of the remaining upfront fee and milestone payment that had previously been deferred as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

The following table presents changes in the Company’s contract assets and liabilities for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Balance at January 1, 2019	Additions	Deletions	Balance at December 31, 2019
Balance Sheet
Assets
Accounts receivable	$—	$39,812	$(39,318)	$494
Total contract asset	$—	$39,812	$(39,318)	$494

Liabilities
Deferred revenue, current portion	$—	$35,000	$(12,321)	$22,679
Total contract liabilities	$—	$35,000	$(12,321)	$22,679

	Balance at January 1, 2020	Additions	Deletions	Balance at December 31, 2020
Balance Sheet
Assets
Accounts receivable	$494	$200	$(694)	$—
Total contract asset	$494	$200	$(694)	$—

Liabilities
Deferred revenue, current portion	$22,679	$9,174	$(31,853)	$—
Total contract liabilities	$22,679	$9,174	$(31,853)	$—

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior.  Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS™ (risperidone), Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to the Company of $12.5 million.  Indivior also agreed to make an additional $5.0 million payment to the Company contingent upon NDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending through at least 2026.  The Company also received a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The Indivior Agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company did not have any continuing obligations under the purchase agreement. In August 2018, the Company received the payment of $5.0 million from Indivior for the FDA approval of PERSERIS.  The Company recognized the $5.0 million as milestone revenue in 2018 as there was no further performance obligation associated with this milestone payment. Amounts recognized to date related to earn-out revenues from PERSERIS have been immaterial.

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

In connection with the Santen agreement, Santen paid the Company an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2020). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of December 31, 2020, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

Agreement with Sandoz AG.

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR in the United States. On January 2, 2019, the Company received written notice from Sandoz that Sandoz terminated this agreement effective January 27, 2019. As a result of this termination, Sandoz returned its exclusive commercialization rights to develop and market POSIMIR in the United States.  The parties are in dispute with regard to Sandoz’s obligation to pay a termination fee to the Company. The Company has initiated a formal dispute resolution process related to the termination fee. The cumulative aggregate payments received by the Company from Sandoz as of December 31, 2020 were $20.0 million under this agreement.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$522	$—	$—	$522
Certificates of deposit	—	150	—	150
Commercial paper	—	32,213	—	32,213
Municipal bonds	—	6,305	—	6,305
U.S. Government agencies	—	1,000	—	1,000
Total	$522	$39,668	$—	$40,190

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s

Level 2 investments as of December 31, 2020 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$522	$—	$—	$522
Certificates of deposit	150	—	—	150
Commercial paper	32,213	2	(2)	32,213
Municipal bonds	6,310	—	(5)	6,305
U.S. Government agencies	1,000	—	—	1,000
	$40,195	$2	$(7)	$40,190
Reported as:
Cash and cash equivalents	$19,619	$1	$(1)	$19,619
Short-term investments	19,426	1	(6)	19,421
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150
	$40,195	$2	$(7)	$40,190

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$524	$—	$—	$524
Certificates of deposit	150	—	—	150
Commercial paper	47,221	1	(4)	47,218
U.S. Government agencies	4,500	1		4,501
Corporate debt	9,869	1	(2)	9,868
	$62,264	$3	$(6)	$62,261
Reported as:
Cash and cash equivalents	$32,364	$—	$(3)	$32,361
Short-term investments	29,750	3	(3)	29,750

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2020, by contractual maturity (in thousands):

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$38,523	$38,518
Mature after one year through five years	1,150	1,150
	$39,673	$39,668

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2020.

As of December 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Equipment	$10,890	$10,740
Leasehold improvements	8,428	8,422
Construction-in-progress	42	74
	19,360	19,236
Less accumulated depreciation and amortization	(19,109)	(19,077)
Property and equipment, net	$251	$159

Depreciation expense was $297,000, $291,000 and $254,000 in 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company has recorded $482,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.	Restricted Investments

As of December 31, 2020 and 2019, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing a leased facility in California.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases, excluding the LACTEL product line, was $1.9 million, $1.9 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2021	1,933
2022	1,991
2023	1,970
2024	275
$6,169

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

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2020) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2020, are as follows (in thousands):

2021	2,941
2022	9,208
2023	8,563
2024	4,712
Total minimum payments	25,424
Less amount representing interest	(3,646)
Gross balance of term loan	21,778
Less unamortized debt discount	(958)
Carrying value of term loan	20,820
Less term loan, current portion, net	(884)
Term loan, non-current portion, net	$19,936

8.	Stockholders’ Equity

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

In 2018, the Company raised net proceeds of approximately $16.8 million from the sale of approximately 9.6 million shares of common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.80 per share. In 2019, the Company raised net proceeds of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the October 2018 registration statement.  On June 20, 2019, the Company entered into a transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to the Company of approximately $15.1 million. In 2020, the Company raised net proceeds of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share pursuant to the October 2018 registration statement.

In February 2021, the Company completed an underwritten public offering of 20,364,582 shares of its common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds to the Company of approximately $45.6 million before deducting estimated offering expenses payable by the Company. Total stock issuance costs related to this financing were approximately $195,000. After deducting estimated offering expenses payable by the Company, the net proceeds to the Company were approximately $45.4 million.

From January 1, 2021 to March 1, 2021, the Company also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement.

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

A total of 49,955,639 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2029.

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

As of December 31, 2020, 7,599,531 shares of common stock were available for future grant and options to purchase 27,274,439 shares of common stock were outstanding under the 2000 Stock Plan.

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

In March 2015, the Board of Directors approved certain amendments to the 2000 Employee Stock Purchase Plan. At the Company’s annual stockholders meeting in June 2015, the stockholders approved the amendments of the 2000 Employee Stock Purchase Plan to: (i) increase the number of shares of our common stock authorized for issuance under the ESPP by 350,000 shares; and (ii) extend the term of the ESPP to the date that is ten (10) years following the stockholders meeting. At each of the Company’s annual stockholders meeting in June 2017 and in June 2020, the stockholders approved amendments of the 2000 Employee Stock Purchase Plan to increase the number of shares our common stock authorized for issuance under the ESPP by 350,000 shares, respectively, and to re-approve its material terms.

The plan expires in June 2030. A total of 2,900,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2020, 497,270 shares of common stock were available for future grant and 2,752,730 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2020, shares of common stock reserved for future issuance consisted of the following:

December 31, 2020
Stock options outstanding	27,274,439
Stock options available for grant	7,599,531
Employee Stock Purchase Plan	497,270
35,371,240

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	29,803,766	$1.41	5.17	$71.3
Options granted	2,702,860	$2.12
Options exercised	(2,865,835)	$1.11
Options forfeited	(389,471)	$1.45
Options expired	(1,976,881)	$2.20
Outstanding at December 31, 2020	27,274,439	$1.45	4.98	$19.6
Exercisable at December 31, 2020	23,512,705	$1.42	4.44	$17.7
Vested and expected to vest at December 31, 2020	27,274,439	$1.45	4.98	$19.6

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2020. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $3.6 million, $1.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In lieu of providing cash bonuses to certain employees, in January 2019 and 2018, the Company granted its employees stock options to purchase 2.3 million and 1.9 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.43 in 2019 and $0.94 in 2018 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value.

Expenses for non-employee stock options are recorded over the vesting period of the options, which closely approximates the non-employee’s performance period, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2020, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of product revenues	$13	$13	$13
Research and development	981	746	1,541
Selling, general and administrative	1,085	1,269	1,355
	$2,079	$2,028	$2,909

Because the Company had a net operating loss carryforward as of December 31, 2020, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2020, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2019 and 2018) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Stock Options
Risk-free rate	0.5-1.4%	1.5-2.7%	2.7-3.1%
Expected dividend yield	—	—	—
Expected term (in years)	7.0-7.3	7.5-10.0	7.0-10.0
Volatility	84-87%	79-83%	78-86%
Forfeiture rate (1)	0.0%	0.0%	0.0%

(1)	Effective January 1, 2017, the Company elected to account for forfeitures as they occur.

	Year ended December 31,
	2020	2019	2018
Employee Stock Purchase Plan
Risk-free rate	0.1%	1.6-2.5%	1.3-2.5%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	78-124%	60-103%	60-146%

There were 102,006, 111,909 and 119,097 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2020, 2019 and 2018, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2020, 2019 and 2018 was $86,000, $27,000 and $24,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2020, $3.4 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2024. The weighted average term of the unrecognized stock-based compensation expense is 2.6 years.

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.51 - $0.57	143,750	8.12	$0.57	50,418	$0.56
$0.58 - $0.58	2,878,012	7.79	$0.58	2,165,967	$0.58
$0.58 - $0.88	3,561,267	3.65	$0.82	3,549,297	$0.82
$0.93 - $1.20	2,761,642	4.92	$1.15	2,706,954	$1.15
$1.21 - $1.21	2,608,933	2.13	$1.21	2,606,683	$1.21
$1.24 - $1.24	2,869,328	6.84	$1.24	2,457,142	$1.24
$1.26 - $1.26	40,000	5.28	$1.26	40,000	$1.26
$1.31 - $1.31	2,755,496	5.62	$1.31	2,527,036	$1.31
$1.33 - $2.09	5,068,694	4.35	$1.81	4,610,445	$1.81
$2.10 - $3.61	4,587,317	4.95	$2.66	2,798,763	$2.95
$0.51 - $3.61	27,274,439	4.98	$1.45	23,512,705	$1.42

The Company received $3.2 million, $1.9 million and $1.6 million in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2020, 2019 and 2018, respectively.

9.	Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $244,000 on its balance sheet at both December 31, 2020 and 2019 that arose from tax amortization of an indefinite-lived intangible asset. The Company also recorded a deferred tax expense of zero in the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded no tax expense in each of 2020, 2019 and 2018.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21%, to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. federal taxes benefit at statutory rate	$(122)	$(4,321)	$(5,318)
State taxes	—	—	—
Change in valuation allowance	(2,022)	3,142	5,143
Stock-based compensation	268	879	999
Research and development tax credits	(1,132)	(1,004)	(999)
Tax Reform change in tax rate and other	—	—	—
Expiring net operating losses	2,991	1,252	—
Other	17	52	175
Total income tax (benefit) provision	$—	$—	$—

In 2020, 2019 and 2018, total income tax provision (benefit) expense was zero. Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	87,197	$90,102
Research and other credits	19,153	18,860
Deferred revenue	223	248
Stock-based compensation	3,840	4,376
Other	5,204	5,288
Total deferred tax assets	115,617	118,874
Valuation allowance for deferred tax assets	(114,323)	(117,245)
Deferred tax liabilities - Right of use asset	(1,538)	(1,873)
Net deferred tax assets and liabilities	$(244)	$(244)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $2.9 million during 2020 and increased by $4.6 million and $6.3 million during 2019 and 2018, respectively.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $344.7 million, of which approximately $306.3 million will expire in the years 2021 through 2037, and approximately $38.5 million which do not expire, and federal research and development tax credits of approximately $15.6 million, which expire at various dates beginning in 2021 through 2040, if not utilized.

As of December 31, 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $219.1 million, which expire in the years 2021 through 2040, if not utilized, and state research and development tax credits of approximately $16.7 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2020 and December 31, 2019, the Company had unrecognized tax benefits of approximately $10.9 million and $9.1 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of the year	$9,078	$8,432
Increase (decrease) related to prior year tax positions	1,136	(73)
Increase related to current year tax positions	674	719
Balance at end of the year	$10,888	$9,078

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalties expenses related to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1999 through 2019 due to unutilized net operating losses and research credits.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Securities Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions in the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to its net deferred tax assets as of December 31, 2020.

The recently enacted Consolidated Appropriations Act, 2021 has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program (PPP) loan and Employee Retention Tax Credit, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act is not expected to have a material impact on the Company’s tax provision.

California Assembly Bill 85 (AB 85) was signed into law in June 2020. The legislation suspends the use of California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on the use of certain California Tax Credits for 2020, 2021, and 2022. The carryover periods for Net Operating Loss deductions disallowed by this provision will be extended. Given the Company’s loss position in the current year, the new legislation will not impact the current year provision. The Company will continue to monitor possible California net operating loss and credit limitation in future periods.

10.Discontinued Operations

On December 31, 2020, the Company completed the sale of its LACTEL Absorbable Polymers product line to Evonik. Under the terms of the Asset Purchase Agreement, Evonik paid DURECT approximately $15 million subject to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets.

As a result of the sale of the LACTEL product line, the operating results from our LACTEL product line have been excluded from continuing operations and presented as discontinued operations in the accompanying Statements of Operations and Comprehensive Loss for all periods presented. During the twelve months ended December 31, 2020, we recorded a gain on sale of the LACTEL product line of $12.8 million, upon the completion of sale to Evonik. The results of operations and gain from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the LACTEL product line. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the LACTEL product line operated as a stand-alone entity.

The components of income from discontinued operations as reported in the Company’s statement of operations were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Product revenue, net	$4,918	$4,490	$3,289
Total revenues	4,918	4,490	3,289
Operating expenses:
Cost of product revenues	3,019	2,880	2,623
Research and development	476	569	488
Selling, general and administrative	515	248	157
Total costs and expenses	4,010	3,697	3,268
Income from discontinued operations	908	793	21
Other income:
Gain on sale of the LACTEL product line	12,845	—	—
Net income from discontinued operations	$13,753	$793	$21
Net income per share
Basic and diluted	$0.07	$0.00	$0.00
Weighted-average shares used in computing net income per share basic and diluted
Basic and diluted	199,457	178,042	159,834

The following table presents information related to assets and liabilities reported as discontinued

operations in the Company’s balance sheet (in thousands):

	December 31,
	2020	2019
Accounts receivable	$—	$797
Inventories, net	—	1,465
Prepaid expenses and other current assets	—	34
Discontinued operations – current portion	$—	$2,296

Property and equipment, net	$—	$310

Operating lease right-of-use assets	—	200
Goodwill	—	—
Other long-term assets	—	22
Discontinued operations – non-current portion	$—	$532

Accounts payable	$—	$127
Accrued liabilities	—	344
Operating lease liabilities, current portion	—	301
Discontinued operations – current portion	$—	$772

Operating lease liabilities, non-current portion	$—	$161
Other long-term liabilities	—	96
Discontinued operations – non-current portion	$—	$257

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statement of cash flows (in thousands):

	Years ended December 31,
	2020	2019
Depreciation	$198	$241
Stock-based compensation expense	91	81
Goodwill	229	—
Loss on disposal of property and equipment	129	—
	$647	$322
Gain on sale of the LACTEL product line	$12,845	$—
Non-cash items, net	$(12,198)	$322

11.Subsequent Events

In February 2021, the Company completed an underwritten public offering of 20,364,582 shares of its common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds to the Company of approximately $45.6 million before deducting estimated offering expenses payable by the Company. Total stock issuance costs related to this financing were approximately $195,000. After deducting estimated offering expenses payable by the Company, the net proceeds to the Company were approximately $45.4 million.

From January 1, 2021 to March 1, 2021, the Company also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings  “Election of Directors,” “The Board, Board Committees and Meetings,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-31615), filed on December 17, 2014).

4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K (File No. 000-31615), filed on March 5, 2020).

Number	Description
10.1+

Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K (File No. 000-31615), filed on March 5, 2020).

10.3+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

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

10.8

Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.9**

Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.10

First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.11

Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.12

Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.13

Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.14

Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.15

Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013 (incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

Number	Description
10.16

Second Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated November 11, 2013 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.17**

License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 11, 2014 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

10.18**

Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

10.19

Loan and Security Agreement between the Company and Oxford Finance LLC dated July 28, 2016. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 1, 2016).

10.20**

Development and Commercialization Agreement between the Company and SANDOZ AG dated May 5, 2017. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 9, 2017).

10.21**

Patent purchase agreement between the Company and Indivior UK Limited dated as of September 26, 2017. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 2, 2017).

10.22

First Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2018).

10.23

Second Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2018).

10.24

Addendum III to Lease between the Company and Northwest Asset Management Company dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 2, 2018).

10.25**

First Amendment to the Development and Commercialization Agreement between the Company and SANDOZ AG effective as of May 4, 2018 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 2, 2018).

10.26

Fifth Amendment to Lease between De Anza Enterprises and the Company dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 17, 2018).

10.27

Third Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated September 17, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 21, 2018).

10.28

Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 8, 2018).

10.29

Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 8, 2018).

Number	Description

10.30++

License Agreement between the Company and Gilead Sciences, Inc. dated July 19, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2019).

10.31

Third Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated December 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 6, 2020).

10.32*++	Asset purchase agreement between the Company and Evonik Corporation dated December 4, 2020.
10.33*	Executive Change of Control Policy, as amended December 9, 2020.
23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
***	Furnished, not filed.
+	Indicates a management contract or compensatory plan or arrangement.
++	Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2020, 2019 and 2018

(in thousands)

	Balance at beginning of the year	Additions (Reductions) to allowances	Deductions	Balance at end of the year
Allowance for doubtful accounts
Year ended December 31, 2020	$(27)	$(46)	$1	$(72)
Year ended December 31, 2019	$(83)	$56	$—	$(27)
Year ended December 31, 2018	$(69)	$(14)	$—	$(83)

EXHIBIT INDEX

Number	Description

10.32*++	Asset purchase agreement between the Company and Evonik Corporation dated December 4, 2020.

10.33*	Executive Change of Control Policy, as amended December 9, 2020.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished, not filed.
++	Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 5, 2021

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

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021
James E. Brown

/s/ michael h. arenberg	Chief Financial Officer (Principal Accounting Officer)	March 5, 2021
Michael H. Arenberg

/s/ MOHAMMAD AZAB	Director	March 5, 2021
Mohammad Azab

/s/ simon x. benito	Director	March 5, 2021
Simon X. Benito

/s/ terrence f. blaschke	Director	March 5, 2021
Terrence F. Blaschke

/s/ Gail M. farfel	Director	March 5, 2021
Gail M. Farfel

/s/ david r. hoffmann	Director, Chairman of the Board	March 5, 2021
David R. Hoffmann

/s/ GAIL J. MADERIS	Director	March 5, 2021
Gail J. Maderis

/s/ armand p. neukermans	Director	March 5, 2021
Armand P. Neukermans

/s/ judith j. Robertson	Director	March 5, 2021
Judith J. Robertson

/s/ jon s. saxe	Director	March 5, 2021
Jon S. Saxe