Form 10-Q
period 2021-03-31
DURECT CORP
filed 2021-05-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(408) 777-1417

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share	DRRX	The NASDAQ Stock Market LLC (The Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2021, there were 227,406,182 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$57,545	$21,312
Cash held in escrow	—	14,979
Short-term investments	39,538	19,421
Accounts receivable (net of allowances of $30 at March 31, 2021 and $72 at December 31, 2020)	993	940
Inventories, net	1,955	1,864
Prepaid expenses and other current assets	4,780	4,545
Total current assets	104,811	63,061
Property and equipment, net	224	251
Operating lease right-of-use assets	4,440	4,749
Goodwill	6,169	6,169
Long-term investments	—	1,000
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$116,055	$75,641
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,150	$1,678
Accrued liabilities	4,094	5,801
Contract research liabilities	384	545
Deferred revenue, current portion	373	—
Term loan, current portion, net	2,895	884
Operating lease liabilities, current portion	1,808	1,795
Total current liabilities	11,704	10,703
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	2,881	3,202
Term loan, non-current portion, net	18,062	19,936
Other long-term liabilities	873	873
Commitments and contingencies
Stockholders’ equity:
Common stock	23	20
Additional paid-in capital	581,632	529,884
Accumulated other comprehensive loss	(14)	(5)
Accumulated deficit	(499,918)	(489,784)
Stockholders’ equity	81,723	40,115
Total liabilities and stockholders’ equity	$116,055	$75,641

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2021	2020
Collaborative research and development and other revenue	$574	$(30)
Product revenue, net	1,638	1,625
Total revenues	2,212	1,595
Operating expenses:
Cost of product revenues	352	396
Research and development	7,975	7,587
Selling, general and administrative	3,531	3,431
Total operating expenses	11,858	11,414
Loss from operations	(9,646)	(9,819)
Other income (expense):
Interest and other income	37	258
Interest expense	(525)	(592)
Net other expense	(488)	(334)
Loss from continuing operations	$(10,134)	$(10,153)
Income from discontinued operations	—	205
Net loss	(10,134)	(9,948)
Net change in unrealized gain on available-for-sale securities, net of reclassification adjustments and taxes	(9)	(15)
Total comprehensive loss	$(10,143)	$(9,963)
Net Income (loss) per share
Basic and diluted
Loss from continuing operations	$(0.05)	$(0.05)
Income from discontinued operations	$—	$0.00
Net loss per common share, basic and diluted	$(0.05)	$(0.05)

Weighted-average shares used in computing net income (loss) per share, basic and diluted	217,537	195,745

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723

Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Stock-based compensation expense from stock options and ESPP shares	577	—	761	—	—	761
Fully vested options issued to settle accrued liabilities	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,134)	$(9,948)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	30	62
Stock-based compensation	702	414
Amortization of debt issuance cost	111	112
Net amortization on investments	(44)	42
Changes in operating lease liabilities	1	21
Changes in assets and liabilities:
Accounts receivable	(53)	606
Inventories	(91)	75
Prepaid expenses and other assets	(235)	(1,343)
Accounts payable	472	(29)
Accrued and other liabilities	(1,680)	(2,800)
Contract research liabilities	(161)	(537)
Deferred revenue	373	465
Total adjustments	(575)	(2,912)
Net cash used in by operating activities	(10,709)	(12,860)
Cash flows from investing activities
Purchases of property and equipment	(3)	(137)
Purchases of available-for-sale securities	(29,698)	(4,545)
Proceeds from maturities of available-for-sale securities	10,616	14,435
Net proceeds from sale of LACTEL product line	14,979	—
Net cash (used in) provided by investing activities	(4,106)	9,753
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(1)
Net proceeds from issuances of common stock	51,049	761
Net cash provided by financing activities	51,048	760
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,233	(2,347)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	21,462	35,074
Cash, cash equivalents, and restricted cash, end of the period (1)	$57,695	$32,727

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at March 31, 2021 and December 31, 2020.

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

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2021, the operating results and comprehensive loss, and stockholders’ equity for the three months ended March 31, 2021, and cash flows for the three months ended March 31, 2021 and 2020. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Discontinued Operations

In December 2020, the Company announced its decision to sell its LACTEL Absorbable Polymer (LACTEL) product line to Evonik, which was completed on December 31, 2020 and therefore the accompanying statement of operations for the three months ended March 31, 2020 has been recast to reflect the revenue and expenses related to the Company’s LACTEL product line as discontinued operations (see Note 8). The Company believes this format provides comparability with its previously filed financial statements.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. COVID-19 initially also had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For DUR-928, the Company may experience delays in patient enrollment of the Phase 2b clinical trial in patients with alcohol-associated hepatitis (AH) or disruptions in supplies of DUR-928 or other items required for clinical trials.  These delays and potential disruptions will increase the overall costs of development of DUR-928. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows.

Liquidity and Need to Raise Additional Capital

As of March 31, 2021, the Company had an accumulated deficit of $499.9 million as well as negative cash flows from operating activities for the three months ended March 31, 2021, and expects to continue to incur negative cash flows from operating activities in the foreseeable future.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. The Company believes its existing cash, cash equivalents and investments are sufficient to fund its operating cashflow requirements for a period greater than 12 months from the date of issuance of these condensed financial statements. Management’s plans in order to meet its operating cash flow requirements beyond the next 12 months from the date these condensed financial statements are filed, may include seeking additional collaborative agreements for certain of the Company’s programs and achieving revenue from its collaboration and licensing agreements, as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained or that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital when needed and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

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

The Company’s inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Raw materials	$145	$136
Work in process	888	796
Finished goods	922	932
Total inventories	$1,955	$1,864

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

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return for products that have been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical sales information. Consistent with historical experience, the Company continues to expect product returns to be minimal.

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

Total revenue by geographic region (based on the location of the customer) for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three months ended March 31,
	2021	2020
United States	$1,248	$841
Japan	480	274
Europe	301	310
Other	183	170
Total	$2,212	$1,595

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended March 31,
	2021	2020
Numerators:
Net loss	$(10,134)	$(9,948)
Denominator:
Weighted average shares used to compute basic net loss per share	217,537	195,745
Dilutive common shares from stock options and ESPP	—	—
Weighted average shares used to compute diluted net loss per share	217,537	195,745
Net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Options to purchase approximately 4.8 million and 7.3 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2021 and March 31, 2020, respectively, as the effect would be anti-dilutive.

    Recent Accounting Pronouncements

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$(268)
Others (2)	574	238
Total collaborative research and development and other revenue	$574	$(30)

(1)

Amounts related to recognition of a license upfront fee and milestone payment were zero and $(465,000) for the three months ended March 31, 2021 and 2020, respectively. The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as its obligation was being satisfied using the cost-to-cost input method. The Company recorded a net revenue reversal of $465,000 related to the upfront license fee and milestone payment in the three months ended March 31, 2020 due to a change in the Company’s estimated costs to complete its obligations under the license agreement, which was partially offset by $197,000 of reimbursable collaborative research and development services with Gilead earned during the quarter. In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and the Company and as a result, the Company recognized all its remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

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

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three months ended March 31, 2021 and 2020 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2021). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of March 31, 2021, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2021 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,152	$—	$—	$1,152
Certificates of deposit	150	—	—	150
Commercial paper	86,094	—	(10)	86,084
Municipal bonds	4,259	—	(3)	4,256
Corporate debt	1,317	—	(1)	1,316
	$92,972	$—	$(14)	$92,958
Reported as:
Cash and cash equivalents	$53,272	$—	$(2)	$53,270
Short-term investments	39,550	—	(12)	39,538
Long-term restricted investments	150	—	—	150
	$92,972	$—	$(14)	$92,958

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$522	$—	$—	$522
Certificates of deposit	150	—	—	150
Commercial paper	32,213	2	(2)	32,213
Municipal bonds	6,310	—	(5)	6,305
U.S. Government agencies	1,000	—	—	1,000
	$40,195	$2	$(7)	$40,190
Reported as:
Cash and cash equivalents	$19,619	$1	$(1)	$19,619
Short-term investments	19,426	1	(6)	19,421
Long-term investments	$1,000	$—	$—	1,000
Long-term restricted investments	150	—	—	150
	$40,195	$2	$(7)	$40,190

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2021, by contractual maturity (in thousands):

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	91,670	91,656
Mature after one year through five years	150	150
	$91,820	$91,806

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2021.

As of March 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2021, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2021	2020
Cost of product revenues	$5	$2
Research and development	315	207
Selling, general and administrative	382	178
Total stock-based compensation	$702	$387

As of March 31, 2021 and 2020, $16,000 and $12,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Stock Options
Risk-free rate	0.8-1.2%	0.6-1.4%
Expected dividend yield	—	—
Expected life of option (in years)	7.3	7.3
Volatility	74-86%	84-86%

	Three months ended March 31,
	2021	2020
Employee Stock Purchase Plan
Risk-free rate	0.1%	1.6%
Expected dividend yield	—	—
Expected life of option (in years)	0.5	0.5
Volatility	78%	103%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of March 31, 2021) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of March 31, 2021, are as follows (in thousands):

Nine months ended December 31, 2021	$2,543
2022	9,208
2023	8,563
2024	4,711
Total minimum payments	25,025
Less amount representing interest	(3,222)
Gross balance of term loan	21,803
Less unamortized debt discount	(846)
Carrying value of term loan, net	20,957
Less term loan, current portion, net	(2,895)
Term loan, non-current portion, net	$18,062

As of March 31, 2021, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expense under all operating leases was $479,000 and $484,000 for the three months ended March 31, 2021 and 2020, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2021	$1,418
2022	1,991
2023	1,970
2024	275
$5,654

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

During the three months ended March 31, 2021, the Company also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and the 2015 Sales Agreement. During the three months ended March 31, 2020, the Company did not issue any shares through its the 2015 Sales Agreement.

 As of May 3, 2021, the Company had up to approximately $95.6 million of the Company’s securities available for sale under the 2018 Registration Statement, of which approximately $56.2 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Note 8.Discontinued Operations

On December 31, 2020, the Company completed the sale of its LACTEL Absorbable Polymers product line to Evonik. Under the terms of the Asset Purchase Agreement, Evonik paid DURECT approximately $15 million subject to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets.

As a result of the sale of the LACTEL product line, the operating results from the Company’s LACTEL product line have been excluded from continuing operations and presented as discontinued operations in the accompanying Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020. During the twelve months ended December 31, 2020, the Company recorded a gain on sale of the LACTEL product line of $12.8 million, upon the completion of sale to Evonik. The results of operations below include certain allocations that management believes fairly reflect the utilization of services provided to the LACTEL product line. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the LACTEL product line operated as a stand-alone entity.

The components of income from discontinued operations as reported in the Company’s statement of operations were as follows (in thousands):

Three months ended March 31,
2020
Product revenue, net	$1,180
Total revenues	1,180
Operating expenses:
Cost of product revenues	836
Research and development	130
Selling, general and administrative	9
Total costs and expenses	975
Net income from discontinued operations	$205
Net income per share
Basic and diluted	$0.00
Weighted-average shares used in computing net income per share basic and diluted
Basic and diluted	195,745

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statement of cash flows (in thousands):

Three months ended March 31,
2020
Depreciation	$50
Stock-based compensation expense	27
$77
Gain on sale of the LACTEL product line	$—
Non-cash items, net	$77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2021 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans and timelines for DUR-928;
•	potential uses and benefits of DUR-928 to treat alcohol-associated hepatitis (also called alcoholic hepatitis or AH), non-alcoholic steatohepatitis (NASH), or other conditions;
•	the results and timing of clinical trials, the ability to enroll patients in clinical trials in a timely and cost-effective manner;
•

the likelihood of future clinical trial results of DUR-928 being similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and timing of announcements of the findings from our clinical trials;

•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS, and milestone and royalty payments we may receive from Santen or Orient Pharma;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations, including for the commercialization of POSIMIR;
•

POSIMIR’s commercial prospects, differentiating product attributes, potential for reimbursement and formulary access, the timing of post-marketing commitments and timing of potential commercial partnership and launch;

•	the potential benefits and uses of our products, product candidates and technologies, including POSIMIR, DUR-928 and our SABER, CLOUD and ORADUR technologies;
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

•	products and companies that will compete with our products and the product candidates we develop and/or license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;
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

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  DUR‑928, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day or 90-day historical mortality rate of 26% or 29%, respectively.  After completing a Phase 2a trial where 100% of AH patients treated with DUR-928 survived the 28-day study period, we are now conducting a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating DUR-928’s life saving potential compared to the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  DUR-928 is also being investigated in patients with nonalcoholic steatohepatitis (NASH). In March 2021, a peer-reviewed research paper describing the binding sites and proposed mechanism of action of DUR-928 was published in The Journal of Lipid Research. The publication shows that DUR-928 (referred to in the paper as 25HC3S) binds to and inhibits the activity of DNA methyltransferases (DNMTs) DNMT-1, 3a and 3b, epigenetic regulating enzymes that add methyl groups to DNA (a process called DNA methylation). As such, by inhibiting DNMT activity, DUR-928 inhibits DNA methylation, thereby regulating the expression of genes that modulate crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as has been observed in various in vivo animal models and in results from DURECT’s completed clinical trials in AH and NASH.

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

NOTE:  POSIMIR®, SABER®, CLOUDTM, ORADURTM and ALZET ® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2020 and in Note 2 of the financial statements included in Item 1 above.

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world and has had a negative impact on our business.  Healthcare providers and hospitals have prioritized resources toward fighting the virus causing clinical trial activities to be deprioritized. As a result, clinical site initiations, patient enrollment and other activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. COVID-19 initially also had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  In addition, other than laboratory and manufacturing employees, many of our other employees continue to work from home, and, in keeping with social distancing requirements, we have limited the number of staff in our facilities. This partial disruption, although expected to be temporary, may impact our operations and overall business by delaying the progress of our research and development programs, including our ongoing and planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

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

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928 is an endogenous sulfated oxysterol and an epigenetic regulator. Epigenetic regulators are compounds that regulate patterns of gene expression without modifying the DNA sequence. In March 2021, DURECT announced the publication of a peer-reviewed research paper describing the proposed mechanism of action of DUR-928, in The Journal of Lipid Research. The publication shows that DUR-928 bound to and inhibited the activity of DNA methyltransferases (DNMTs), DNMT-1, 3a and 3b, enzymes that add methyl groups to DNA (a process called DNA methylation, one of the mechanisms of epigenetic regulation), in stressed cells. As such, by inhibiting DNMT activity, DUR-928 reduced DNA methylation in the promoter regions of more than 1,000 genes that were hypermethylated in stressed cells, thereby regulating the expression of these genes that are associated with crucial cellular activities, including cell death/survival, stress/inflammatory response, and lipid/energy homeostasis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as observed in various in vivo animal models and shown in results from DURECT’s completed clinical trials in alcohol-associated hepatitis (AH) and non-alcoholic steatohepatitis (NASH). Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcohol-associated hepatitis (also called alcoholic hepatitis or AH), an acute form of alcohol-associated liver disease (ALD), is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days and 29% at 90 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 131,950 hospitalizations for patients with AH in 2018. From a recent publication analyzing the mortality and costs associated with AH, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $875,000.

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
Lille Score
1.5
1.0
0.5
0.0
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
MELD Score (Median)
26
24
22
20
18
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

In December 2020, we announced that the FDA had granted DUR-928 Fast Track Designation for the treatment of AH.  The FDA grants Fast Track Designation to facilitate development and expedite the review of therapies with the potential to treat a serious condition where there is an unmet medical need. A therapeutic that receives Fast Track Designation may benefit from early and frequent communication with the agency in addition to a rolling submission of the marketing application, with the objective of getting important new therapies to patients more quickly.

In January 2021, we announced the dosing of the first patient in our Phase 2b study in subjects with AH to evaluate saFety and effIcacy of DUR-928 treatMent (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of DUR-928 in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus standard of care (SOC, which may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician); (2) DUR-928 (30 mg); and (3) DUR-928 (90 mg). All patients in the trial receive supportive care. Patients receive an intravenous (IV) dose of DUR-928 or placebo (sterile water) on day 1 and a second IV dose on day 4 if they are still hospitalized.  The primary outcome measure will be the 90-day survival rate for patients treated with DUR-928 compared to those treated with placebo plus SOC.  Secondary endpoints include 28-day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting approximately 50 to 60 clinical trial sites in the United States, U.K., E.U. and Australia.

Phase 1 trials of DUR-928 administered through injection have supported the development of DUR-928 in AH. The initial Phase 1 trial in healthy subjects was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected DUR-928. The 24-subject study (16 healthy volunteers on the drug and 8 on placebo) of four escalating dose levels resulted in dose proportional systemic exposure of DUR-928. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy subjects, in which participants received IM-injected DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) using the next to highest dose from the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending dose intravenous (IV) infusion study with 16 healthy subjects and observed no treatment-related serious adverse events. The systemic exposure following IV infusion was dose proportional.

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

DUR-928 was well tolerated at all three doses evaluated. There were no serious adverse events reported during the study, and no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events. PK parameters after repeat dosing were comparable to those after a single dose (from a prior study), indicating no accumulation of the drug after repeat dosing.  We will present additional data from this trial at an upcoming medical conference and we are working with a number of disease experts to determine next steps for DUR-928 in NASH.

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

PERSERIS™(risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior has made non-refundable upfront and milestone payments to DURECT totaling $17.5 million.  Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments that are based on a single digit percentage of U.S. net sales of PERSERIS into 2026.   Indivior commercially launched PERSERIS in the U.S. in February 2019.

ORADUR-ADHD Program

In collaboration with Orient Pharma (OP), we developed a drug candidate based on our ORADUR technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing. In August 2009, we entered into a development and license agreement, as amended, with OP, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to OP development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER (Methydur). We retain rights to North America, Europe and all other countries not specifically licensed to OP.

OP has informed us that they launched Methydur commercially in Taiwan in September 2020. Methydur is indicated for the treatment of ADHD and is available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. They may seek a partner in other countries within their territory, including China and may pursue regulatory approvals in selected other countries in Southeast Asia where OP has commercialization rights and a commercialization presence. We receive a single digit royalty on sales of Methydur by OP and retain rights to this product in markets not specifically licensed to OP.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2021, we had an accumulated deficit of $499.9 million. Our net loss was $10.1 million for the three months ended March 31, 2021 compared with $9.9 million for the corresponding period in 2020. Our losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the first quarter of 2021 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses excluding the effects of stock-based compensation in the near future to be comparable to the first quarter of 2021. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, prepaid and accrued contract research expenses, and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operation

Three months ended March 31, 2021 and 2020

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

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $574,000 for the three months ended March 31, 2021, compared to $(30,000) for the corresponding period in 2020. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$(268)
Others (2)	574	238
Total collaborative research and development and other revenue	$574	$(30)

(1)

Amounts related to recognition of an upfront license fee and milestone payment were zero for the three months ended March 31, 2021 compared to $(465,000) for the corresponding period in 2020. We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as its obligation was being satisfied using the cost-to-cost input method. We recorded a net revenue reversal of $465,000 related to the upfront license fee and milestone payment in the three months ended March 31, 2020 due to a change in our estimated costs to complete our obligations under the license agreement, which was partially offset by $197,000 of reimbursable collaborative research and development services with Gilead earned during the quarter. In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and us and as a result, we recognized all our remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by us as of the date when the termination notice was received.

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

Product revenue

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Revenue from LACTEL product line, related cost of product revenues, associated research and development and selling, general and administrative has been reclassified to discontinued operations the three months ended March 31, 2020.

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $1.6 million in each of the three months ended March 31, 2021 and 2020. Product revenues from our ALZET mini pump product line in the three months ended March 31, 2021 were comparable to the corresponding period in 2020 despite of the impact of COVID-19.

COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could affect demand for our ALZET product line. We expect that our product revenues may fluctuate compared to historic levels as a result of the COVID-19 pandemic, as some customers may be limiting or reducing their operations or requesting changes to payment terms.

Cost of product revenues

Cost of product revenues was $352,000 for the three months ended March 31, 2021 compared with $396,000 for the corresponding period in 2020. Cost of product revenues in the three months ended March 31, 2021 decreased primarily due to lower manufacturing costs for the units sold from our ALZET product line compared to the corresponding period in 2020.  Stock-based compensation expense recognized related to cost of product revenues was $5,000 for the three months ended March 31, 2021 compared to $2,000 for the corresponding period in 2020.

We had 10 manufacturing employees as of March 31, 2021 compared with 9 as of March 31, 2020. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.0 million for the three months ended March 31, 2021 compared to $7.6 million for the corresponding period in 2020. The increase in the three months ended March 31, 2021 was primarily attributable to higher research and development costs associated with DUR-928, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program and POSIMIR, compared to the corresponding period in 2020, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $315,000 for the three months ended March 31, 2021compared to $207,000 for the corresponding periods in 2020. As of March 31, 2021, we had 46 research and development employees compared with 43 as of March 31, 2020. We expect research and development expenses in the near future to increase compared to the first quarter of 2021 as we expect to incur higher research and development expenses for DUR-928.

	Three months ended March 31,
	2021	2020
DUR-928	$5,516	$4,991
POSIMIR	1,674	1,691
Depot injectable programs	262	177
Gilead	65	447
Others	458	281
Total research and development expenses	$7,975	$7,587

DUR-928

Our research and development expenses for DUR-928 were $5.5 million the three months ended March 31, 2021 compared to $5.0 million for the corresponding period in 2020. The increase in the three months ended March 31, 2021 was primarily due to higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2020.

We continue to assess the impact of the COVID-19 outbreak on our business, including our DUR-928 Phase 2b trial in alcohol-associated hepatitis, but COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR, consisting primarily of consulting expenses and employee related costs, were $1.7 million in each of the three months ended March 31, 2021 and 2020.

It is possible that the COVID-19 pandemic will adversely impact our efforts to out-license POSIMIR commercial rights and the timing of potential commercialization of POSIMIR.

     Depot injectable programs

Our research and development expenses for depot injectable programs were $262,000 in the three months ended March 31, 2021 compared to $177,000 for the corresponding period in 2020. The increase in the three months ended March 31, 2021 was primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding period in 2020.

     Gilead Program

Our research and development expenses for the Gilead program were $65,000 in the three months ended March 31, 2021 compared to $447,000 for the corresponding period in 2020. The decrease in the three months ended March 31, 2021 was primarily due to lower employee-related costs and outside costs devoted to the program compared with the corresponding period in 2020.  In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement between us.

Other DURECT research programs

Our research and development expenses for all other programs were $458,000 in the three months ended March 31, 2021 compared to $281,000 for the corresponding period in 2020. The increase in the three months ended March 31, 2021 was primarily due to higher employee-related costs associated with these programs compared with the corresponding period in 2020.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, uncertainties related to the COVID-19 pandemic, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” above.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.5 million in the three months ended March 31, 2021 compared to $3.4 million for the corresponding period in 2020. Selling, general and administrative expenses increased in the three months ended March 31, 2021 primarily due to higher employee related costs for selling, general and administrative personnel. Stock-based compensation expense recognized related to selling, general and administrative personnel was $382,000 for the three months ended March 31, 2021 compared to $178,000 for the corresponding periods in 2020.

We had 25 selling, general and administrative employees as of March 31, 2021 and March 31, 2020. We expect selling, general and administrative expenses in the near future to be comparable to the first quarter of 2021.

Other income (expense). Interest and other income was $37,000 for the three months ended March 31, 2021 compared to $258,000 for the corresponding period in 2020. The decrease in interest and other income in the three months ended March 31, 2021 was primarily due to lower interest rates associated with our cash and investments compared with the corresponding period in 2020.

Interest and other expense was $525,000 for the three months ended March 31, 2021 compared to $592,000 for the corresponding period in 2020. The decrease in interest and other expense in the three months ended March 31, 2021 was primarily due to lower interest rates associated with the term loan with Oxford Finance compared with the corresponding period in 2020.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $97.2 million at March 31, 2021 compared to cash, cash equivalents, cash held in escrow and investments of $56.9 million at December 31, 2020. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2021 and December 31, 2020. The increase in cash, cash equivalents and investments during the three months ended March 31, 2021 was primarily due to cash received from the February 2021 equity financings and from the exercise of stock options, cash received from the December 2020 sale of the LACTEL product line as well as payments received from collaboration partners and customers, partially offset by cash used in ongoing operating activities and interest payments.

We used $10.7 million of cash in operating activities in the three months ended March 31, 2021 compared to $12.9 million received for the corresponding period in 2020. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities.

We used $4.1 million of cash in investing activities for the three months ended March 31, 2021 compared to $9.8 million provided by investing activities for the corresponding period in 2020. The decrease in cash provided by investing activities was primarily due to an increase in net purchases of available-for-sale securities for the three months ended March 31, 2021 compared to the corresponding period in 2020, partially offset by cash received from the sale of the LACTEL product line.

We received $51.0 million of cash from financing activities for three months ended March 31, 2021 compared to $760,000 for the corresponding period in 2020. The increase in cash received from financing activities was primarily due to higher net proceeds received from our February 2021 underwritten public offering of our common stock and from the exercise of stock options in the three months ended March 31, 2021 compared with the corresponding period in 2020.

We anticipate that cash used in operating activities in the near future will increase compared to the first quarter of 2021 as we experience higher research and development expenses related to DUR-928.

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

In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately

$45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million.  From January 1, 2021 to March 31, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement. As of May 3, 2021, we had up to approximately $56.2 million of common stock available for sale under the Controlled Equity Offering program and approximately $39.3 million of common stock available for sale under our shelf registration statement.

Any material sales in the public market of our common stock, under the 2015 Sales Agreement or otherwise under the 2018 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the three months ended March 31, 2021, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic is impacting our business in several ways.  COVID-19 initially also had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For DUR-928, the Company may experience delays in patient enrollment of the Phase 2b clinical trial in patients with alcohol-associated hepatitis (AH) or disruptions in supplies of DUR-928 or other items required for clinical trials.  These delays and potential disruptions will increase the overall costs of development of DUR-928. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows. Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments and anticipated revenues will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from the date these interim condensed financial statements are filed. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical product candidates currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

During the three months ended March 31, 2021, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2021.

Summary

•

We are dependent on the success of DUR-928 and we cannot be certain that it will ever receive regulatory approval, or if approved, for what indication or be successfully commercialized and the path to regulatory approval is uncertain

•	Fast Track Designation for DUR-928 in AH may not actually lead to faster FDA review or an approval
•	Indications of activity from completed DUR-928 clinical trials may not predict safety or efficacy in future trials
•	Open-label trials of DUR-928 in NASH and AH have inherent limitations
•	Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety
•	Clinical trial delays could increase expenses, delay clinical data and delay or prevent approvals
•	The COVID-19 outbreak has and will adversely impact our business, including posing challenges to conducting clinical trials
•	We are in discussion with potential commercial licensees for POSIMIR and may be unable to enter an agreement
•	The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications
•

In connection with the approval of POSIMIR, we are required to conduct two postmarketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

•	We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult; failure to fulfill our obligations may cause the repayment obligations to accelerate
•	We will require and may have difficulty raising needed capital in the future
•	For certain of our product candidates, we depend on third-party collaborators, and we have limited or no control over their development, regulatory strategy or potential commercialization
•	Cancellation of collaborations may adversely affect potential economic benefits
•	Our revenues may decrease and losses may increase due to the sale of the LACTEL product line in 2020
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

•	Failure to comply with governmental regulations could materially harm our business
•	We have a history of operating losses, expect to continue to have losses and may never achieve profitability; and we may not successfully manage our company through varying business cycles
•	We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience and may not be able to do so effectively
•	Key product candidate components are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs
•	Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues
•	Global credit and financial market conditions could negatively impact the value of our investments
•	We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel
•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

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
•

Our relationships with customers and third-party payers are subject to anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

•

We could be exposed to significant product liability claims and we are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm

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

Fast Track designation of DUR-928 by the FDA may not actually lead to a faster development or regulatory review or approval

The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. Even though DUR-928 has received Fast Track designation for the treatment of AH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, or receive FDA approval at all, in that indication or any other. A Fast Track designation does not change the standards for approval. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Indications of activity from completed Phase 1 and 2 clinical trials of DUR-928 may not predict safety or therapeutic efficacy in future trials

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated in NASH patients that DUR-928 can lead to the reduction from baseline in liver enzymes, liver stiffness and serum lipids as well as certain biomarkers, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, and the emergence of safety signals in ongoing or future clinical trials would significantly harm our business.

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

*Ongoing and planned clinical trials for DUR-928 in AH may be delayed and may not demonstrate efficacy or safety in the indications tested

The Phase 2b AHFIRM trial of DUR-928 in patients with AH is subject to potential delays resulting from COVID-19 as well as timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites in the U.S., U.K., E.U. and Australia, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  There can also be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials of DUR-928 will also be seen in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of the AHFIRM trial to achieve desired results in its anticipated timeframe would negatively impact our business and ability to raise additional capital.

The COVID-19 outbreak has impacted and will adversely impact our business

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of DUR-928 in severe alcohol-associated hepatitis (AH) patients, and it may delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there are also supply shortages of components needed for commercialization supplies of POSIMIR, which has delayed and may further delay availability of commercial supplies of POSIMIR and may adversely affect the timing for the commercial launch of POSIMIR, and there has been reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product lines and POSIMIR and impact our operating results. We also need to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the COVID-19 virus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; and

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

*The path to regulatory approval of DUR-928 is uncertain

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

*We are in discussions with potential commercial licensees for POSIMIR and may be unable to enter an agreement

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

*The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications

The FDA approval for POSIMIR is limited to use in arthroscopic subacromial decompression (ASD) surgery and contains a Boxed Warning about risks of intravenous administration.  We or a commercialization partner cannot currently promote POSIMIR for use in other indications, physicians may elect not to use POSIMIR in surgeries involving ASD in combination with other procedures, and the Boxed Warning may deter physicians from using it, which may limit the market opportunity for POSIMIR.  While we intend to seek approval from FDA for POSIMIR in additional indications, there is no assurance that we or a commercialization partner will be able to do so, in which case sales of POSIMIR may be limited.

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

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider, and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be included in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

We cannot predict how successful we will be at enrolling patients in our clinical trials. Enrollment is affected by many factors including:

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

The FDA or other regulatory agencies may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the regulatory agency’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA or other regulatory agencies may request more information regarding the safety of our product candidates, as the FDA did in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA, or other regulatory agencies, may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA or other regulatory agency approval, the regulatory agency may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of March 31, 2021) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control the commercialization of PERSERIS or Methydur

We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that PERSERIS will obtain meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them will be limited. We rely on Orient Pharma for the commercialization of Methydur in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur throughout their territory, the royalty payments we receive under our agreement with them may be limited. The sales of both of these products may be negatively impacted by the COVID-19 pandemic.

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

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals. We have entered into agreements with Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

A significant component of our revenues resulted from collaboration agreements with other companies that have terminated

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. For example, approximately 58% of our total revenues were derived from our collaboration agreement with Gilead in 2019.  In June 2020, Gilead notified us that they were terminating this collaboration.  In addition, we have seen periodic fluctuations in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Orient Pharma with respect to Methydur and Santen with respect to an investigational ophthalmic product, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased R&D revenues, such as occurred in 2020.

*Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of March 31, 2021, we had $1.2 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our products, product candidates and components (including active ingredients and excipients) in non-clinical (e.g., toxicology), clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our products and product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any of our product candidates or components that are in pre-clinical or clinical development, including DUR-928.  If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

If we and our third-party collaborators, where relevant, are unable to manufacture our products, product candidates or components in a timely manner or at an acceptable cost, quality or performance level, and are unable to attain and maintain compliance with applicable regulations, the non-clinical and clinical trials and the commercial sale of our products and product candidates and those of our third-party collaborators could be delayed or never occur. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production needed for the non-clinical trials, clinical trials, chemistry, manufacturing and controls (CMC) and commercial launch of our products, product candidates and those of our third-party collaborators.

If we or our third-party collaborators cannot manufacture our products, product candidates or components in time to meet the clinical or commercial requirements of our collaborators or ourselves or at an acceptable cost, our operating results will be harmed.

Failure to comply with ongoing governmental regulations for our pharmaceutical product candidates could materially harm our business in the future

Developing, manufacturing, marketing or promoting a drug is subject to very strict regulations and controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products or product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to meet GMP, GLP and/or other governmental requirements for drug development;
•	failure to obtain approvals for clinically intended uses of our pharmaceutical product candidates under development; or
•	FDA required product withdrawals or warnings arising from identification of serious adverse side effects in our products and product candidates.

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice (GMP) regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products and product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our products or product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance, put our or our partner’s clinical trial on hold, withdraw or reject an investigational new drug (IND) application or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our products and product candidates.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2021, had an accumulated deficit of approximately $499.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees for these technologies or rights would increase the costs of our products and product candidates.

To date, we have not generated significant revenue from the commercial sale of our products or product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

•	fail to adequately market our product candidates;
•	fail to satisfy financial or contractual obligations to us;
•	cease operations with little or no notice to us;
•	offer, design, manufacture or promote competing product lines;
•	fail to maintain adequate inventory and thereby restrict use of our product candidates; or
•	build up inventory in excess of demand thereby limiting future purchases of our product candidates resulting in significant quarter-to-quarter variability in our sales.

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our product candidates will hurt our business, prospects, financial results and may impact our access to capital.

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

Key components of our products and product candidates are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ products and product candidates, including DUR-928, POSIMIR, Methydur and PERSERIS, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR and certain pharmaceutical product candidates we have under development. A third-party manufacturer is our sole supplier for future commercial supplies of POSIMIR. Another third- party manufacturer is our sole supplier for future non-clinical, clinical and commercial supplies of DUR-928. The reliance on a sole or limited number of suppliers could result in:

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

While we have entered into contract manufacturing agreements with multiple vendors for DUR-928, we currently have a third-party sole supplier for GMP supplies of DUR-928. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of DUR-928. In addition, certain of our third-party manufacturers and suppliers may be experiencing delays as a result of the COVID-19 pandemic or have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from the pandemic, including staffing shortages, raw material shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have entered into a commercial manufacturing and packaging agreement with a third-party manufacturer for supply of POSIMIR. This third party is our sole source for the drug product required for commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply or quality issues related to POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we or a commercialization partner proceed with the commercialization of POSIMIR, we expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

We have supply agreements in place for certain components of our pharmaceutical product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality, cost and timing acceptable to us. In addition, certain of our suppliers may be experiencing delays as a result of the COVID-19 pandemic or have otherwise encountered delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like), products or product candidates, could cause us to seek alternative sources of supply or manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our products or product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to obtain commercial product supplies or complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. Many countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of the components and drug substances used in our products or product candidates due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business and hinder our growth.

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at March 31, 2021. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products and product candidates in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

*Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials, products and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances increased substantially when we started manufacturing and selling biodegradable polymers. Although we no longer manufacture and sell biodegradable polymers, we still handle and dispose of certain materials, biological specimens and wastes, and although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

As of May 3, 2021, we owned or exclusively in-licensed over 35 unexpired issued U.S. patents and over 140 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 55 pending U.S. patent applications and over 140 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law, if at all.

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

•	cease selling, incorporating or using any of our products or product candidates that incorporate the challenged intellectual property, which would adversely affect our revenue;
•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
•	redesign our products or product candidates, which would be costly and time-consuming.

Risks Related To Our Industry

The markets for our pharmaceutical products, product candidates and for our ALZET product line are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to maintain or grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products, product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indication(s) for which DUR-928 is approved. 89Bio, AbbVie, Afimmune, Akero Therapeutics, Ascletis, AstraZeneca, Axcella Health, BMS, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals, Inc., Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Terns Pharmaceutical, Thera Technologies, Viking, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases.

POSIMIR, if commercially launched, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Innocoll, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product candidate, HTX-011, is approved. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Orient Pharma’s Methydur competes with multiple ADHD products in Taiwan.

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

We are engaged in the development of novel therapeutic technologies. Our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our product candidates. Our competitors may develop products that are safer, more effective or less costly than our product candidates and, therefore, present a serious competitive threat to our product candidates and product offerings.

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products and product candidates if commercialized. Post-operative pain is currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, long-acting and short-acting injectable products and implantable drug delivery devices which will be competitive with our products and product candidates. Many of these treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products and product candidates to receive widespread acceptance if and when commercialized.

Our relationships with customers and third-party payers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of POSIMIR and any additional product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we may market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

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

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, clinical development, manufacture, marketing and sale of our products and product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products or product candidates if and when approved. A product liability claim could also significantly harm our reputation and delay market acceptance of our products and product candidates.

Acceptance of our products and product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products and product candidates in research and development, including DUR-928, and our FDA approved product, POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve meaningful revenues or profitability

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and third-party collaborators and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives have been directed at lowering the total cost of health care, and the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

The successful commercialization of our current and future products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers often limit payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably and access capital.

If we or our third-party collaborators are unable to train physicians to use our products and product candidates to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of certain of our products, such as POSIMIR, will require extensive training of numerous physicians on their proper and safe use. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our products. Any delay in training would materially delay the demand for our products and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

*Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. Through several financings between 2019 and March 31, 2021, and through our 2015 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million, such that we may sell an additional $95.6 million under our existing shelf registration statement. We may also file in the future a new shelf registration statement on Form S-3 for the potential sale of additional securities.  Any additional sales in the public market of our common stock, under our 2015 Sales Agreement with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of March 31, 2021, 25,328,732 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.39 per share, 7,043,094 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 497,270 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use any or all of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

*The price of our common stock may be volatile

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development or commercialization of the respective product candidates they are developing or commercializing;
•	failure or delays to enter an agreement with a third party to commercialize POSIMIR, or entering into such an agreement on terms deemed to be unfavorable relative to market expectations
•	failure by us or our commercial licensee to successfully launch POSIMIR within a reasonable time and/or to successfully commercialize POSIMIR
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions or termination of such alliances;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts, misstatements or mischaracterizations in analyst reports or dropping or lack of analyst coverage;
•	negative press coverage or online misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

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

Date: May 5, 2021

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: May 5, 2021