Form 10-Q
period 2021-06-30
DURECT CORP
filed 2021-07-30
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2021, there were 227,496,180 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$56,073	$21,312
Cash held in escrow	—	14,979
Short-term investments	32,357	19,421
Accounts receivable (net of allowances of $16 at June 30, 2021 and $72 at December 31, 2020)	816	940
Inventories, net	1,918	1,864
Prepaid expenses and other current assets	4,192	4,545
Total current assets	95,356	63,061
Property and equipment, net	211	251
Operating lease right-of-use assets	4,120	4,749
Goodwill	6,169	6,169
Long-term investments	—	1,000
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$106,267	$75,641
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,086	$1,678
Accrued liabilities	5,114	5,801
Contract research liabilities	192	545
Deferred revenue, current portion	5	—
Term loan, current portion, net	—	884
Operating lease liabilities, current portion	1,821	1,795
Total current liabilities	8,218	10,703
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	2,541	3,202
Term loan, non-current portion, net	20,360	19,936
Other long-term liabilities	873	873
Commitments and contingencies
Stockholders’ equity:
Common stock	23	20
Additional paid-in capital	582,505	529,884
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(509,064)	(489,784)
Stockholders’ equity	73,463	40,115
Total liabilities and stockholders’ equity	$106,267	$75,641

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaborative research and development and other revenue	$735	$23,347	$1,309	$23,317
Product revenue, net	1,568	1,151	3,206	2,776
Total revenues	2,303	24,498	4,515	26,093
Operating expenses:
Cost of product revenues	359	253	711	649
Research and development	7,433	6,567	15,408	14,154
Selling, general and administrative	3,168	3,337	6,699	6,768
Total operating expenses	10,960	10,157	22,818	21,571
(Loss) income from operations	(8,657)	14,341	(18,303)	4,522
Other income (expense):
Interest and other income	39	135	76	393
Interest expense	(528)	(552)	(1,053)	(1,144)
Net other expense	(489)	(417)	(977)	(751)
(Loss) income from continuing operations	$(9,146)	$13,924	$(19,280)	$3,771
Income from discontinued operations	—	414	—	619
Net (loss) income	(9,146)	14,338	(19,280)	4,390
Net change in unrealized gain on available-for-sale securities, net of reclassification adjustments and taxes	13	89	4	74
Total comprehensive (loss) income	$(9,133)	$14,427	$(19,276)	$4,464
Net (loss) income per share
Basic and diluted
(Loss) income from continuing operations	$(0.04)	$0.07	$(0.09)	$0.02
Income from discontinued operations	$-	$0.00	$-	$0.00

Weighted-average shares used in computing net (loss) income per share, basic	227,428	196,866	222,510	196,306
Weighted-average shares used in computing net (loss) income per share, diluted	227,428	207,477	222,510	206,111

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723
Issuance of common stock upon equity financings	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, ESPP purchases and other	146	—	163	—	—	163
Stock-based compensation expense from stock options and ESPP shares	—	—	710	—	—	710
Net loss	—	—	—	—	(9,146)	(9,146)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	13	—	13
Balance at June 30, 2021	227,496	$23	$582,505	$(1)	$(509,064)	$73,463

Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Stock-based compensation expense from stock options and ESPP shares	577	—	761	—	—	761
Fully vested options issued to settle accrued liabilities	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074
Issuance of common stock upon equity financings, net of issuance costs of $192	2,610	—	6,202	—	—	6,202
Issuance of common stock upon ESPP purchases	1,119	—	1,145	—	—	1,145
Stock-based compensation expense from stock options and ESPP shares	—	—	494	—	—	494
Net income	—	—	—	—	14,338	14,338
Unrealized gain on available-for-sale securities, net of tax	—	—	—	89	—	89
Balance at June 30, 2020	199,563	$19	$521,064	$71	$(484,812)	$36,342

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(19,280)	$4,390
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Depreciation and amortization	60	139
Stock-based compensation	1,412	906
Amortization of debt issuance cost	209	225
Net amortization on investments	(77)	(76)
Changes in operating lease liabilities	(5)	34
Changes in assets and liabilities:
Accounts receivable	124	316
Inventories	(55)	(74)
Prepaid expenses and other assets	353	(1,198)
Accounts payable	(592)	(94)
Accrued and other liabilities	(642)	(2,448)
Contract research liabilities	(353)	(1,081)
Deferred revenue	5	(22,679)
Total adjustments	439	(26,030)
Net cash used in operating activities	(18,841)	(21,640)
Cash flows from investing activities
Purchases of property and equipment	(20)	(146)
Purchases of available-for-sale securities	(42,323)	(28,156)
Proceeds from maturities of available-for-sale securities	30,468	25,357
Net proceeds from sale of LACTEL product line	14,979	—
Net cash provided by (used in) investing activities	3,104	(2,945)
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(1)
Payment for long-term debt amendment fee	(713)	—
Net proceeds from issuances of common stock	51,212	8,108
Net cash provided by financing activities	50,498	8,107
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,761	(16,478)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	21,462	35,074
Cash, cash equivalents, and restricted cash, end of the period (1)	$56,223	$18,596

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at June 30, 2021 and December 31, 2020.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998.  The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Proprietary Pharmaceutical Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several product candidates under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2021, the operating results and comprehensive (loss) income, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Discontinued Operations

In December 2020, the Company announced its decision to sell its LACTEL Absorbable Polymer (LACTEL) product line to Evonik, which was completed on December 31, 2020 and therefore the accompanying statement of operations for the three and six months ended June 30, 2020 has been recast to reflect the revenue and expenses related to the Company’s LACTEL product line as discontinued operations (see Note 8). The Company believes this format provides comparability with its previously filed financial statements.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. COVID-19 initially also had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For DUR-928, the Company may experience delays in patient enrollment of the Phase 2b clinical trial (the AHFIRM trial) in patients with alcohol-associated hepatitis (AH) or disruptions in supplies of DUR-928 or other items required for clinical trials.  These delays and potential disruptions will increase the overall costs of development of DUR-928. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows.

Liquidity and Need to Raise Additional Capital

As of June 30, 2021, the Company had an accumulated deficit of $509.1 million as well as negative cash flows from operating activities for the six months ended June 30, 2021, and expects to continue to incur negative cash flows from operating activities in the foreseeable future.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. The Company believes its existing cash, cash equivalents and investments are sufficient to fund its operating cashflow requirements for a period greater than 12 months from the date of issuance of these condensed financial statements. Management’s plans in order to meet its operating cash flow requirements beyond the next 12 months from the date these condensed financial statements are filed, may include seeking additional collaborative agreements for certain of the Company’s programs and achieving revenue from its collaboration and licensing agreements, as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained or that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital when needed and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company capitalizes inventories produced in preparation for product launches after receiving regulatory approval on the product. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to new information that suggests that the inventory will not be saleable.  If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$268	$136
Work in process	623	796
Finished goods	1,027	932
Total inventories	$1,918	$1,864

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

Total revenue by geographic region (based on the location of the customer) for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$1,684	$23,900	$2,932	$24,741
Japan	165	228	645	502
Europe	282	256	583	566
Other	172	114	355	284
Total	$2,303	$24,498	$4,515	$26,093

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

Comprehensive (Loss) income

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Statements of Comprehensive Loss.

Net (Loss) income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

The numerators and denominators in the calculation of basic and diluted net (loss) income per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerators:
Net (loss) income	$(9,146)	$14,338	$(19,280)	$4,390
Denominator:
Weighted average shares used to compute basic net (loss) income per share	227,428	196,866	222,510	196,306
Dilutive common shares from stock options and ESPP	—	10,611	—	9,805
Weighted average shares used to compute diluted net (loss) income per share	227,428	207,477	222,510	206,111
Net (loss) income per share:
Basic	$(0.04)	$0.07	$(0.09)	$0.02
Diluted	$(0.04)	$0.07	$(0.09)	$0.02

Options to purchase approximately 8.1 million and 7.9 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2021, respectively, as the effect would be antidilutive. Options to purchase approximately 4.4 million and 7.2 million shares of common stock were excluded from the denominator in the calculation of diluted net income per share for the three and six months ended June 30, 2020, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$23,144	$—	$22,876
Others (2)	735	203	1,309	441
Total collaborative research and development and other revenue	$735	$23,347	$1,309	$23,317

(1)

Amounts related to recognition of a license upfront fee and milestone payment were zero for both the three and six months ended June 30, 2021 compared to $23.1 million and $22.7 million for the corresponding periods in 2020, respectively. The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as the Company’s obligation was being satisfied.    In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement and as a result, the Company recognized all its remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

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

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and six months ended June 30, 2021 and 2020 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2021). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of June 30, 2021, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2021 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$23,886	$—	$—	$23,886
Certificates of deposit	150	—	—	150
Commercial paper	56,668	4	(4)	56,668
Municipal bonds	1,972	—	(1)	1,971
Corporate debt	1,309	—	—	1,309
	$83,985	$4	$(5)	$83,984
Reported as:
Cash and cash equivalents	$51,479	$—	$(2)	$51,477
Short-term investments	32,356	4	(3)	32,357
Long-term restricted investments	150	—	—	150
	$83,985	$4	$(5)	$83,984

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$522	$—	$—	$522
Certificates of deposit	150	—	—	150
Commercial paper	32,213	2	(2)	32,213
Municipal bonds	6,310	—	(5)	6,305
U.S. Government agencies	1,000	—	—	1,000
	$40,195	$2	$(7)	$40,190
Reported as:
Cash and cash equivalents	$19,619	$1	$(1)	$19,619
Short-term investments	19,426	1	(6)	19,421
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150
	$40,195	$2	$(7)	$40,190

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2021, by contractual maturity (in thousands):

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$59,949	$59,948
Mature after one year through five years	150	150
	$60,099	$60,098

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2021.

As of June 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2021, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive (loss) income is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of product revenues	$6	$3	$11	$5
Research and development	320	245	635	452
Selling, general and administrative	384	216	766	394
Total stock-based compensation	$710	$464	$1,412	$851

As of June 30, 2021 and 2020, $16,000 and $15,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock Options
Risk-free rate	1.2-1.3%	0.5%	0.8-1.3%	0.5-1.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0	7.0-7.3	7.0-7.3	7.0-7.3
Volatility	86%	86-87%	74-86%	84-87%

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Employee Stock Purchase Plan
Risk-free rate	0.04%	0.1%	0.04-0.1%	0.1-1.6%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	71-78%	105-124%	71-78%	105-124%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500 respectively.   As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of June 30, 2021) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of June 30, 2021, are as follows (in thousands):

Six months ended December 31, 2021	$813
2022	1,612
2023	7,191
2024	9,408
2025	7,885
Total minimum payments	26,909
Less amount representing interest	(5,088)
Gross balance of term loan	21,821
Less unamortized debt discount	(1,461)
Carrying value of term loan, net	20,360
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,360

As of June 30, 2021, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Note 6. Commitments

Operating Leases

The Company has lease arrangements for its facilities as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2024 (with an option to renew for an additional five years)

Cupertino, CA	20,100 sq. ft.	Office and Laboratory	Lease expires 2024 (with an option to renew for an additional five years)
Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2023

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expense under all operating leases was $478,000 and $957,000 for the three and six months ended June 30, 2021, respectively, compared to $483,000 and $968,000 for the corresponding periods in 2020.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ended December 31, 2021	$946
2022	1,991
2023	1,970
2024	275
$5,182

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

During the three months ended June 30, 2021, the Company did not issue any shares pursuant to the 2018 Registration Statement and the 2015 Sales Agreement. During the six months ended June 30, 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the 2018 Registration Statement and the 2015 Sales Agreement.

During the three and six months ended June 30, 2020, the Company raised net proceeds (net of commissions) of approximately $6.2 million from the sale of 2,610,375 shares of the Company’s common stock in the open market at a weighted average price of $2.45 per share, pursuant to the 2018 Registration Statement and the 2015 Sales Agreement.

 As of July 28, 2021, the Company had up to approximately $95.6 million of the Company’s securities available for sale under the 2018 Registration Statement, of which approximately $56.2 million of the Company’s common stock are available pursuant to the 2015 Sales Agreement.

Note 8.Discontinued Operations

On December 31, 2020, the Company completed the sale of its LACTEL Absorbable Polymers product line to Evonik. Under the terms of the Asset Purchase Agreement, Evonik paid DURECT approximately $15 million subjects to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets.

As a result of the sale of the LACTEL product line, the operating results from the Company’s LACTEL product line have been excluded from continuing operations and presented as discontinued operations in the accompanying Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2020. During the twelve months ended December 31, 2020, the Company recorded a gain on sale of the LACTEL product line of $12.8 million, upon the completion of sale to Evonik. The results of operations below include certain allocations that management believes fairly reflect the utilization of services provided to the LACTEL product line. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the LACTEL product line operated as a stand-alone entity.

The components of income from discontinued operations as reported in the Company’s statement of operations were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2020	2020
Product revenue, net	$1,346	$2,526
Total revenues	1,346	2,526
Operating expenses:
Cost of product revenues	711	1,547
Research and development	118	248
Selling, general and administrative	103	112
Total costs and expenses	932	1,907
Net income from discontinued operations	$414	$619
Net income per share
Basic and diluted	$0.00	$0.00
Weighted-average shares used in computing net income per share
Basic	196,866	196,306
Diluted	207,477	206,111

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statement of cash flows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2020	2020
Depreciation	$49	$99
Stock-based compensation expense	28	55
Non-cash items, net	$77	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2021 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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
•

the likelihood of future clinical trial results of DUR-928 being similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and timing of announcements of the results from our clinical trials;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations, including for the commercialization of POSIMIR;
•

POSIMIR’s commercial prospects, differentiating product attributes, potential for reimbursement and formulary access, the timing of post-marketing commitments and timing of potential commercial partnership and launch;

•	the potential benefits and uses of our products, product candidates and technologies, including POSIMIR, DUR-928 and our SABER and CLOUD technologies;
•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS, and milestone and royalty payments we may receive from Santen or Orient Pharma;
•	the progress of our third-party collaborations, including estimated milestones;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our product candidates and continued development of our product candidates;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and/or manufacture products or product candidates;
•	market opportunities for product candidates in our product development pipeline;
•	potential regulatory filings for or approval of DUR-928 or any of our or any third parties’ other product candidates;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•

requirements for us to purchase pre-clinical, clinical trial and commercial supplies of product candidates and/or products, as well as raw materials from third parties, and the ability of third parties to provide us with our requirements for such supplies and raw materials;

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

NOTE:  POSIMIR®, SABER®, CLOUDTM and ALZET ® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Recent Developments

The COVID-19 global pandemic poses a significant life-threatening and economic risk throughout the world and has had a negative impact on our business.  Some healthcare providers and hospitals continue to prioritize resources toward fighting the virus, causing clinical trial activities to be deprioritized. As a result, clinical site initiations, patient enrollment and other activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  In addition, other than laboratory and manufacturing employees, many of our other employees continue to work from home, and, we continue to limit the number of staff in certain of our facilities. This partial disruption, along with changing rules for vaccinated and unvaccinated employees has and may continue to impact our operations and overall business by delaying the progress of our research and development programs, including our ongoing and planned preclinical studies and clinical trials. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. While the business environment has improved recently, uncertainty remains and there may be ongoing disruption and related financial impact to our business that cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical objectives as we learn more and the impact of COVID-19 on our industry becomes clearer.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Epigenetic Regulator Program and New Chemical Entities

Epigenetic regulation influences the expression of genes through the silencing or initiation of gene activity without modifying the DNA sequence. For instance, methylation of cytosine nucleotides in promoter regions of DNA, facilitated by DNA methyltransferases (DNMTs), will generally result in downregulation of gene expression, while demethylation generally results in upregulation. DNA methylation/demethylation can thus regulate the expression of relevant genes, especially clusters of master genes that further modulate crucial cellular activities.

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928 is an endogenous sulfated oxysterol and an epigenetic regulator. In March 2021, DURECT announced the publication of a peer-reviewed research paper describing the proposed mechanism of action of DUR-928, in The Journal of Lipid Research. The publication shows that DUR-928 bound to and inhibited the activity of DNA methyltransferases (DNMTs), DNMT-1, 3a and 3b, enzymes that add methyl groups to DNA (a process called DNA methylation, one of the mechanisms of epigenetic regulation), in stressed cells. As such, by inhibiting DNMT activity, DUR-928 reduced DNA methylation in the promoter regions of more than 1,000 genes that were hypermethylated in stressed cells, thereby regulating the expression of these genes that are associated with crucial cellular activities, including cell death/survival, stress/inflammatory response, and lipid/energy homeostasis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as observed in various in vivo animal models and supported by results from DURECT’s completed clinical trials in alcohol-associated hepatitis (AH) and non-alcoholic steatohepatitis (NASH). Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcohol-associated hepatitis (also called alcoholic hepatitis or AH), an acute form of alcohol-associated liver disease (ALD), is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days and 29% at 90 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 131,950 hospitalizations for patients with AH in 2018. From a 2018 publication analyzing the mortality and costs associated with AH, the cost per patient was estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $875,000.

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

In May 2020, we reported positive topline results from this Phase 1b clinical study of orally administered DUR-928 in NASH patients. In November 2020, we presented additional safety data and efficacy signals at the The AASLD Liver Meeting Digital Experience™ (TLMdX). In June 2021, we presented additional clinical data from this trial at the International Liver Conference 2021 (EASL).

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

Patients in the 50 mg or 150 mg dose groups also had statistically significant median reduction at day 28 from baseline of serum triglycerides (-13% in the 50 mg group) or LDL-C (-11% in the 150mg group). Patients with elevated baseline triglycerides (≥200 mg/dL; n=16) across all dose groups had a median reduction at day 28 from baseline of -24% (p <0.01).  Furthermore, patients in the 50 mg and 150 mg groups had 22% and 18% median reductions (not statistically significant) of HOMA-IR from baseline respectively after 4 weeks of daily oral dosing of DUR-928. The 600 mg group did not show a change in HOMA-IR.

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

Topline Data Summary (Day 28 vs Baseline)

Median at Day 28 * p < 0.05 ** p < 0.01 *** p < 0.001		All Subjects			Patients with ≥ 10% Reduction in MRI-PDFF
		50 mg QD (n=21-23)	150 mg QD (n=20-21)	300 mg BID (n=20-21)	50 mg QD (n=9)	150 mg QD (n=8)	300 mg BID (n=9)
Liver Enzymes	ALT	-16%*	-10%	-17%***	-21%**	-19%*	-32%***
	AST	-14%	-9%	-18%**	-24%**	-21%	-39%***
	GGT	-6%	-1%	-8%*	-13%***	-16%*	-14%
LIver Fat & Stiffness	MRI-PDFF	-7%	-7%	-4%	-18%***	-19%***	-23%***
	FibroScan	-10%**	-9%	-1%	-7%	-9%**	-9%
	MRE	-6%	4%	0%	-8%	2%	0%
	Pro-C3	-8%	-1%	-5%	-8%*	-4%	-12%*
	ELF	-2%	-1%	-1%	-2%	-2%	-3%
Serum Lipids	LDL-C	-6%	-11%*	-7%	-7%	-11%	-8%*
	Non-HDL-C	-8%	-5%	-1%	-10%	-8%*	-12%*
	Triglycerides	-13%*	-3%	-2%	-9%	0%	-8%
Biomarkers	CK-18, M30	-15%	-9%	-16%	-23%***	-4%	-42%*
	CK-18, M65	-18%	-10%	-35%	-28%***	-9%	-56%*
IR	HOMA-IR	-22%	-18%	1%	-21%	-11%	2%

ALT (alanine aminotransferase); AST (aspartate aminotransferase); GGT (gamma-glutamyl transferase); MRI-PDFF (Magnetic Resonance Imaging - Proton Density Fat Fraction) is a non-invasive measure of the proportion of liver tissue which is composed of fat; FibroScan is a specialized ultrasound machine that measures the stiffness of liver tissue; MRE (Magnetic resonance elastography); Pro-C3 (Complement C3); ELF (Enhanced Liver Fibrosis test); LDL-C ( Low-Density Lipoprotein – Cholesterol); Non-HDL-C (Total cholesterol excluding High-Density Lipoprotein-Cholesterol); QD (once a day); BID (twice a day); CK-18 (cytokeritin 18); HOMA-IR (Homeostatic Model Assessment of Insulin Resistance).

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

While this study was not designed to assess efficacy, we observed statistically significant reductions from baseline of several biomarkers after both doses of DUR-928.   A single oral dose of DUR-928 significantly reduced the levels of both full-length (M65) and cleaved (M30) cytokeratin-18 (CK-18), bilirubin, hsCRP, and IL-18 in these subjects.  The mean reduction of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction of total bilirubin (a liver function marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP) (a marker of inflammation) at the measured time point of greatest effect (24 hours after dosing) was 8% in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18 (an inflammatory mediator) at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

We have also conducted a Phase 1b open-label, multi-center U.S. study to evaluate the safety, tolerability, and pharmacokinetics (PK) of DUR-928 in subjects with moderate (Child-Pugh B scores, n=10) and severe (Child-Pugh C scores, n=7) hepatic function impairment (HI), and matched control subjects (MCS, n=10) with normal hepatic function. Each subject received a single oral dose of 200 mg DUR-928. Results from this study were presented at the International Liver Conference 2021 (EASL). DUR-928 was safe and well-tolerated by all moderate and severe HI subjects with no adverse events and no dose-limiting toxicity reported throughout the study. As expected, clearance of DUR-928 was decreased in HI subjects compared to MCS with normal hepatic function, resulting in a 4-10 fold higher drug exposure (Cmax and AUC) in HI subjects. Additionally, a single oral dose of 200 mg of DUR-928 in subjects with HI resulted in statistically significant median reductions from baseline of the apoptosis biomarker M30 (cCK-18) at 12 hours post-dose.

Collectively, the biological signals observed in NASH and HI patients plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker, clinical chemistry and liver imaging effects will be associated with clinically relevant benefits, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

PERSERIS™(risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million.  Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments that are based on a single digit percentage of U.S. net sales of PERSERIS into 2026.   Indivior commercially launched PERSERIS in the U.S. in February 2019.

ORADUR™-ADHD Program

In collaboration with Orient Pharma (OP), we developed a drug candidate based on our ORADUR technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing. In August 2009, we entered into a development and license agreement, as amended, with OP, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to OP development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER (Methydur). We have expanded OP’s development and commercialization rights to worldwide.

OP launched Methydur commercially in Taiwan in September 2020. Methydur is indicated for the treatment of ADHD and is available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. They may seek a partner in other countries throughout the world, including China and the U.S., and may pursue regulatory approvals in selected other countries in Southeast Asia where OP has a commercialization presence. We receive a single digit royalty on sales of Methydur by OP as well as potential milestones and sub-license fees.

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

We currently focus our drug delivery technology efforts around our SABER and CLOUD Bioerodible Injectable Depot Systems.  SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away over time, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a class of bioerodible injectable depot technology which generally does not contain SAIB but includes various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection.

The SABER technology is the basis of POSIMIR (described above). The SABER technology is also utilized in our ophthalmic program with Santen Pharmaceutical Co., Ltd. (Santen), as well as in feasibility programs.

Product Revenues

We also currently generate product revenue from the sale of ALZET® osmotic pumps which are used for animal research and certain key excipients that are included in Methydur and one excipient that is included in a marketed animal health product.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2021, we had an accumulated deficit of $509.1 million. Our net loss was $9.1 million and $19.3 million for the three and six months ended June 30, 2021 compared with a net income of $14.3 million and $4.4 million for the corresponding periods in 2020. Our losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the second quarter of 2021 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2021. We do not anticipate meaningful revenues from our approved products or products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

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

Results of Operation

Three and six months ended June 30, 2021 and 2020

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

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $735,000 and $1.3 million for the three and six months ended June 30, 2021, compared to $23.3 million for both the three and six months for the corresponding periods in 2020. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$23,144	$—	$22,876
Others (2)	735	203	1,309	441
Total collaborative research and development and other revenue	$735	$23,347	$1,309	$23,317

(1)

Amounts related to recognition of a license upfront fee and milestone payment were zero for both the three and six months ended June 30, 2021 compared to $23.1 million and $22.7 million for the corresponding periods in 2020, respectively. We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied.  In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement and as a result, we recognized all of the remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by us as of the date when the termination notice was received.

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

Product revenue

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Revenue from the LACTEL product line, related cost of product revenues, associated research and development and selling, general and administrative expenses have been reclassified to discontinued operations for the three and six months ended June 30, 2020.

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $1.6 million and $3.2 million in the three and six months ended June 30, 2021, respectively, compared with $1.2 million and $2.8 million for the corresponding periods in 2020. The increases in the three and six months ended June 30, 2021 were primarily attributable to higher revenue from our ALZET mini pump product line as a result of higher units sold compared to the corresponding periods in 2020.

COVID-19 initially also had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.

Cost of product revenues

Cost of product revenues was $359,000 and $711,000 for the three and six months ended June 30, 2021 compared with $253,000 and $649,000 for the corresponding period in 2020. Cost of product revenues in the three and six months ended June 30, 2021 increased primarily due to higher units sold from our ALZET product line compared to the corresponding periods in 2020.  Stock-based compensation expense recognized related to cost of product revenues was $6,000 and $11,000 for the three and six months ended June 30, 2021 compared to $3,000 and $5,000 for the corresponding periods in 2020.

We had 10 manufacturing employees as of June 30, 2021 compared with 9 as of June 30, 2020. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.4 million and $15.4 million for the three and six months ended June 30, 2021 compared to $6.6 million and $14.2 million for the corresponding periods in 2020. The increases in the three and six months ended June 30, 2021 were primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program compared to the corresponding periods in 2020, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $320,000 and $635,000 for the three and six months ended June 30, 2021compared to $245,000 and $452,000 for the corresponding periods in 2020. As of June 30, 2021, we had 45 research and development employees compared with 44 as of June 30, 2020. We expect research and development expenses in the near future to increase compared to the second quarter of 2021 as we expect to incur higher research and development expenses for DUR-928.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
DUR-928	$5,955	$5,192	$11,471	$10,183
POSIMIR	785	597	2,459	2,288
Depot injectable programs	441	271	703	448
Gilead	—	369	65	816
Others	252	138	710	419
Total research and development expenses	$7,433	$6,567	$15,408	$14,154

DUR-928

Our research and development expenses for DUR-928 were $6.0 million and $11.5 million in the three and six months ended June 30, 2021 compared to $5.2 million and $10.2 million for the corresponding periods in 2020. The increase in the three months ended June 30, 2021 was primarily due to higher clinical trial expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2020. The increase in the six months ended June 30, 2021 was primarily due to higher contract manufacturing expenses and higher employee related costs for this drug candidate compared with the corresponding period in 2020.

We continue to assess the impact of the COVID-19 outbreak on our business, including our DUR-928 Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR were $785,000 and $2.5 million in the three and six months ended June 30, 2021 compared to $597,000 and $2.3 million for the corresponding periods in 2020. The increase in the three months ended June 30, 2021 was primarily due to higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2020. The increase in the six months ended June 30, 2021 was primarily due to higher consulting expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2020.

It is possible that the COVID-19 pandemic will adversely impact our efforts to out-license POSIMIR commercial rights and the timing of potential commercialization of POSIMIR.

     Depot injectable programs

Our research and development expenses for depot injectable programs were $441,000 and $703,000 in the three and six months ended June 30, 2021 compared to $271,000 and $448,000 for the corresponding periods in 2020. The increases in the three and six months ended June 30, 2021 were primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding period in 2020.

     Gilead Program

Our research and development expenses for the Gilead program were zero and $65,000 in the three and six months ended June 30, 2021 compared to $369,000 and $816,000 for the corresponding periods in 2020. The decreases in the three and six months ended June 30, 2021 were primarily due to lower employee-related costs and outside costs devoted to the program compared with the corresponding periods in 2020.  In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement.

Other DURECT research programs

Our research and development expenses for all other programs were $252,000 and $710,000 in the three and six months ended June 30, 2021 compared to $138,000 and $419,000 for the corresponding periods in 2020. The increases in the three and six months ended June 30, 2021 were primarily due to higher employee-related costs associated with these programs compared with the corresponding periods in 2020.

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

Selling, general and administrative expenses were $3.2 million and $6.7 million in the three and six months ended June 30, 2021 compared to $3.3 million and $6.8 million for the corresponding periods in 2020. Selling, general and administrative expenses decreased in the three and six months ended June 30, 2021 in part due to employee retention credits for selling, general and administrative personnel compared to the corresponding periods in 2020. Stock-based compensation expense recognized related to selling, general and administrative personnel was $384,000 and $766,000 for the three and six months ended June 30, 2021 compared to $216,000 and $394,000 for the corresponding periods in 2020.

We had 24 selling, general and administrative employees as of June 30, 2021 compared with 26 as of June 30, 2020. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2021.

Other income (expense). Interest and other income was $39,000 and $76,000 for the three and six months ended June 30, 2021 compared to $135,000 and $393,000 for the corresponding periods in 2020. The decreases in interest and other income in the three and six months ended June 30, 2021 were primarily due to lower interest rates associated with our cash and investments compared with the corresponding periods in 2020.

Interest and other expense was $528,000 and $1.1 million for the three and six months ended June 30, 2021 compared to $552,000 and $1.1 million for the corresponding periods in 2020. Interest and other expense in the three and six months ended June 30, 2021 was comparable to the corresponding periods in 2020 as interest rates were similar between these periods.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $88.6 million at June 30, 2021 compared to cash, cash equivalents, cash held in escrow and investments of $56.9 million at December 31, 2020. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2021 and December 31, 2020. The increase in cash, cash equivalents and investments during the six months ended June 30, 2021 was primarily due to cash received from the February 2021 equity financings and from the exercise of stock options, cash received from the December 2020 sale of the LACTEL product line as well as payments received from collaboration partners and customers, partially offset by cash used in ongoing operating activities and interest payments.

We used $18.8 million of cash in operating activities for the six months ended June 30, 2021 compared to $21.6 million for the corresponding period in 2020. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $3.1 million of cash in investing activities for the six months ended June 30, 2021 compared to $2.9 million of cash used in investing activities for the corresponding period in 2020. The increase in cash provided by investing activities was primarily due to cash received from the sale of the LACTEL product line, partially offset by an increase in net purchases of available-for-sale securities for the six months ended June 30, 2021.

We received $50.5 million of cash from financing activities for the six months ended June 30, 2021 compared to $8.1 million for the corresponding period in 2020. The increase in cash received from financing activities was primarily due to higher net proceeds received from our February 2021 underwritten public offering of our common stock as well as net proceeds from the Controlled Equity Offering program and from the exercise of stock options in the six months ended June 30, 2021 compared with the corresponding period in 2020.

We anticipate that cash used in operating activities in the near future will increase compared to the second quarter of 2021 as we experience higher research and development expenses related to DUR-928.

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

In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately $45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million.  From January 1, 2021 to June 30, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement. As of July 28, 2021, we had up to approximately $56.2 million of common stock available for sale under the Controlled Equity Offering program and approximately $39.3 million of common stock available for sale under our shelf registration statement. As our existing shelf registration statement will expire in October 2021, we intend to file in the near future a new shelf registration statement to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of additional shares of Common Stock through a new at the market sales agreement with Cantor Fitzgerald.

Any material sales in the public market of our common stock, under the 2015 Sales Agreement or otherwise under the 2018 Registration Statement, could adversely affect prevailing market prices for our common stock.

In May 2021, we and Oxford Finance entered into a Fifth Amendment of the Loan Agreement entered into on July 28, 2016, which was previously amended by a First Amendment entered into on February 28, 2018, a Second Amendment entered into on November 1, 2018, a Third Amendment entered into on December 31, 2019 and a Fourth Amendment entered into on March 3, 2021. The Fifth Amendment modified the terms of the Loan Agreement to extend the first principal payment date from December 1, 2021 to June 1, 2023 (with interest only payments until that date) and to extend the final maturity date from May 1, 2024 to September 1, 2025. If we elect to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. In connection with the entry into the Fifth Amendment, we paid Oxford Finance a loan modification fee of $712,500.

During the three and six months ended June 30, 2021, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

During the three and six months ended June 30, 2021, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Summary

•	We are dependent on the success of DUR-928 and the path to regulatory approval is uncertain; we cannot be certain that it will ever receive regulatory approval or be commercialized
•	Fast Track Designation for DUR-928 in AH may not actually lead to faster FDA review or an approval
•	Indications of activity from completed DUR-928 clinical trials may not predict safety or efficacy in future trials
•	Open-label trials of DUR-928 in NASH and AH have inherent limitations
•	Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety
•	Clinical trial delays could increase expenses, delay clinical data and delay or prevent approvals
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates
•	The COVID-19 outbreak has and will adversely impact our business, including posing challenges to conducting clinical trials
•	We are in discussion with potential commercial licensees for POSIMIR and may be unable to enter an agreement
•	The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications
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
•

Our business strategy includes entering into additional collaborative agreements to support development, clinical trials, manufacturing and commercialization of product candidates. We may not be able to successfully negotiate or enter into acceptable collaboration agreements

•

We and our third-party collaborators may not be able to manufacture sufficient quantities of our products or product candidates and components at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

•	Failure to comply with governmental regulations could materially harm our business
•	We have a history of operating losses, expect to continue to have losses and may never achieve profitability; and we may not successfully manage our company through varying business cycles
•	We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience and may not be able to do so effectively
•	Key product candidate components are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs
•	Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues
•	Global credit and financial market conditions could negatively impact the value of our investments
•	We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel
•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

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
•

If we are unable to protect, maintain or enforce our IP rights or secure rights to third-party IP, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us, which may depend on our IP

•

We may be sued by third parties claiming that our products or product candidates infringe on their IP rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

•	Competitive products or technologies could impair our ability to maintain or grow our business
•

Our relationships with physicians, patients and third-party payers are subject to anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

•

We could be exposed to significant product liability claims and we are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm

•	Healthcare reform measures could hinder or prevent our product candidates’ commercial success
•

Market acceptance of our products or product candidates is uncertain, and failure to achieve market acceptance or adequate reimbursement from third-party payers will harm our future revenues and profitability

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

Risks Related To Our Business

*We are dependent on the success of DUR-928 and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which has completed a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently recruiting patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its dosage, dosing regimen, toxicology, carcinogenicity, pharmacokinetics and other non-clinical parameters, as well as regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if DUR-928 fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

We do not anticipate that DUR-928 will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for DUR-928, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other treatments. The success of DUR-928 may also be limited by the prevalence and severity of any adverse side effects, including mortality. If we fail to commercialize DUR-928, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

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

*We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

*The COVID-19 outbreak has impacted and will adversely impact our business

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of DUR-928 in severe alcohol-associated hepatitis (AH) patients, and it may delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there have also been supply shortages of components needed for commercialization supplies of POSIMIR, which has delayed and may further delay availability of commercial supplies of POSIMIR and may adversely affect the timing for the commercial launch of POSIMIR, and there have been periods of reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product lines and POSIMIR and impact our operating results. We also need to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, the impact of new variants of the virus, and the actions that may be required to contain the COVID-19 virus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints, the ability to collect, ship and analyze biological samples from clinical trial patients due to concerns about potential contamination of samples and/or exposure of clinical staff to patients with COVID-19;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

disruption or delays in manufacturing of clinical and commercial supplies due to issues experienced by our contract manufacturing organizations and/or shortages and delays in obtaining raw materials and supplies required in the manufacturing processes;

•

interruption of or delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, prioritization of pandemic-related activities over ours and disruptions in delivery systems;

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

We may not successfully manage our company through varying business cycles, including the COVID-19 pandemic

Our success will depend on properly sizing our company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the COVID-19 pandemic, we required most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel who must perform activities that must be completed on-site, implemented social distancing on-site, and closed certain of our offices temporarily.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To manage through such cycles, we may expand or contract our facilities, our operational, financial and management systems and our personnel. If we were unable to manage growth and contractions effectively our business would be harmed.

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

*We are in discussions with potential commercial licensees for POSIMIR and may be unable to enter an agreement

We are in discussions to license POSIMIR to a third party for commercialization. There can be no assurance that we will be able to enter into an agreement with a third party for the commercialization of POSIMIR at all, or that any agreement we enter into will result in material payments to us, or that such agreement will be executed in time for the partner to commercially launch the product this year. If we are not able to enter into such an agreement we may not commercially launch POSIMIR, or if such agreement does not result in material payments to us, our financial prospects may be harmed and the price of our common stock could decline.

*The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications

The FDA approval for POSIMIR is limited to use in arthroscopic subacromial decompression (ASD) surgery and contains a Boxed Warning about risks of intravenous administration.  We or a commercialization partner cannot currently promote POSIMIR for use in other indications, physicians may elect not to use POSIMIR in surgeries involving ASD in combination with other procedures, and the Boxed Warning may deter physicians from using it, which may limit the market opportunity and commercial prospects for POSIMIR.  While we intend to seek approval from FDA for POSIMIR in additional indications, there is no assurance that we or a commercialization partner will be able to do so, in which case sales of POSIMIR and its commercial prospects may be limited.

In connection with the approval of POSIMIR, we are required to conduct two postmarketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

In connection with the approval of POSIMIR, we are required to conduct two postmarketing non-clinical studies to determine the ultimate impact of the drug product and fate of the vehicle if it is inadvertently administered into the intravascular space and to assess the potential serious risk of POSIMIR-induced Local Anesthetic Systemic Toxicity (LAST) following inadvertent intravenous route of administration and the ability of lipid infusions to treat the clinical manifestations of LAST.  We or our licensee will need to reach agreement with the FDA on the appropriate protocols for these non-clinical studies, complete them and submit final reports to the FDA by September 2023.

The FDA may require us or our licensee to update POSIMIR’s labeling with the results from these studies, including any positive or negative results, which could have adverse impact on POSIMIR’s commercial prospects and market acceptability. We may be unable to complete our postmarketing studies in accordance with the required timeline, if at all. For example, it may not be feasible to assess the risk of LAST following inadvertent intravenous route of administration and the ability of lipid infusions to treat the clinical manifestations of LAST. If the FDA determines the study cannot be completed as designed, but the study objectives remain important, the FDA may require one or more new postmarketing studies with new commitments and schedules. The FDA may also amend the labeling or take other actions that are adverse to POSIMIR’s regulatory status.  If there are delays in completing the postmarketing studies, the FDA may post information about the delayed status on its website. Any of the above FDA actions could adversely affect us or POSIMIR’s commercial prospects, or have other collateral effects, such as making it more difficult for us to enter into an agreement with a third-party licensee to commercialize POSIMIR. In POSIMIR clinical studies, no inadvertent intravascular injections were observed.

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials is being adversely affected by COVID-19, which has at times caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider, and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to deprioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be enrolled in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

* We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of June 30, 2021) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from the date the financial statements are filed. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory approvals, if any;
•	costs involved in establishing manufacturing capabilities for pre-clinical, non-clinical, clinical and commercial quantities of our products and product candidates;
•	success in entering into collaboration agreements and achieving milestones under such agreements;
•	the continuation of our collaborative agreements that provide financial funding for our activities;
•	regulatory actions with respect to our and our collaborators’ product candidates;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•

costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our products, products we have a financial interest in and eventually, product candidates;

•	competing technological and market developments;
•	market acceptance of our products, products we have a financial interest in and, eventually, product candidates;
•	any failure to comply with the covenants in our debt instruments that results in acceleration of repayment obligations;
•	impacts of the COVID-19 pandemic;
•	costs for recruiting and retaining employees and consultants; and
•	unexpected legal, accounting and other costs and liabilities related to our business.

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

•	with respect to each product candidate, determining appropriate indication(s);
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

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals.  We have entered into agreements with Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

A significant component of our revenues resulted from collaboration agreements with other companies that have terminated

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. For example, approximately 58% of our total revenues in 2019 were derived from our collaboration agreement with Gilead.  In June 2020, Gilead notified us that they were terminating this collaboration.  In addition, we have seen periodic fluctuations in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Orient Pharma with respect to Methydur and Santen with respect to an investigational ophthalmic product, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased R&D revenues, such as occurred in 2020.

*Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of June 30, 2021, we had $817,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our products and product candidates, including, but not limited to POSIMIR, DUR-928 and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forgo the exploitation of certain opportunities, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our products or product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our products, product candidates and components (including active ingredients and excipients) in non-clinical (e.g., toxicology), clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our products and product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any of our product candidates or components that are in pre-clinical or clinical development, including DUR-928.  If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice (GMP) regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products and product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our products or product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance or approvals, put our or our partner’s clinical trial on hold, withdraw or reject an investigational new drug (IND) application or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our products and product candidates.

*We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2021, had an accumulated deficit of approximately $509.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

To date, we have not generated significant revenue from the commercial sale of our products or product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, do not expect to receive meaningful royalties from POSIMIR until the product has been successfully launched and achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

*Changes in tax law could adversely affect our business and financial condition

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. On December 27, 2020, President Trump signed into law the “Consolidated Appropriations Act”, which included additional stimulus relief for the COVID-19 pandemic in the form of modifications to the refundable employee retention credit under the CARES Act and credit extenders, and spending bill for the 2021 fiscal year. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act” (“ARPA”), which included extenders to the refundable employee retention credit under the CARES Act and limitations to executive compensation effective for tax years beginning after 2026. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

*We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET product line. We may choose to develop our own sales force and commercial group to market products that we have developed or may develop in the future, including POSIMIR and/or DUR-928, if approved. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales and marketing personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development and provide that commercial team with sufficient financial and other resources, we may not be able to effectively launch these products. We may not be able to effectively sell our products and product candidates, if approved, and our failure to do so could limit or materially harm our business.

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

•	fail to adequately market our product candidates;
•	fail to satisfy financial or contractual obligations to us;
•	cease operations, terminate our collaboration or re-allocate resources away from our product with little or no notice to us;
•	offer, design, manufacture or promote competing product lines;
•	fail to maintain adequate inventory and thereby restrict use of our product candidates; or
•	build up inventory in excess of demand thereby limiting future purchases of our product candidates resulting in significant quarter-to-quarter variability in our sales.

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our product candidates will hurt our business, prospects, financial results and may impact our access to capital.

*We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our products, product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our products and product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates or commercialization of our products, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

*Key components of our products and product candidates are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ products and product candidates, including DUR-928, POSIMIR, Methydur and PERSERIS, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR and certain pharmaceutical product candidates we have under development. A third-party manufacturer is our sole supplier for future commercial supplies of POSIMIR. Another third-party manufacturer is our sole supplier for future non-clinical, clinical and commercial supplies of DUR-928. The reliance on a sole or limited number of suppliers could result in:

•	an inability to obtain an adequate supply of required product, product candidate, active pharmaceutical ingredient or excipients or other components;
•

delays associated with finding and contracting with a new supplier (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the technology required to perform the services to the new supplier;

•	delays associated with redesigning a pharmaceutical product or product candidate due to a failure to obtain a single source component; and
•	reduced control over pricing, quality and delivery time.

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

We have entered into a commercial manufacturing and packaging agreement with a third-party manufacturer for supply of POSIMIR. This third party is our sole source for the drug product required for commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply or quality issues related to POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we or a commercialization partner proceed with the commercialization of POSIMIR, we expect to put in place in the future second source supply arrangement(s), which may be costly and time consuming.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at June 30, 2021. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

As of July 28, 2021, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 130 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 140 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to certain of these patent families.

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

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation or arbitration to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may be unsuccessful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products. In addition, in some circumstances our collaborators have the first right to enforce our patents against third party infringers, and such collaborators may not enforce such claims adequately or in the manner that we would do ourselves.

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

*We may be sued by third parties claiming that our products or product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third-party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

POSIMIR, if commercially launched, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, oral or injectable non-opioid pain products, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Heron Therapeutics, Innocoll, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Orient Pharma’s Methydur competes with multiple ADHD products in Taiwan.

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

We are engaged in the development of novel therapeutic technologies. Our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products and product candidates. Our competitors may develop products that are safer, more effective or less costly than our products and product candidates and, therefore, present a serious competitive threat to our product candidates and product offerings.

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

*Our relationships with physicians, patients and third-party payers are subject to applicable anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of POSIMIR and any additional product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we may market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

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

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payers, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts; and

•

HIPPA and other state and foreign laws governing the privacy and security of health information or other personal information, such as the European Union General Data Protection Regulation, or GDPR, (EU 2016/679), which require limitations regarding access and use of certain personal and health information.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare or privacy laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, affect our ability to profitably sell any product or product candidates for which we obtain marketing and otherwise affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators.

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

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, clinical development, manufacture, marketing and sale of our products and product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products and product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products or product candidates if and when approved. A product liability claim could also significantly harm our reputation and delay market acceptance of our products and product candidates.

*Acceptance of our products and product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products and product candidates in research and development, including DUR-928, and POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the degree of unmet need in the market for the approved indication(s);
•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
•	the approved product labeling;
•	pricing, reimbursement and formulary access;
•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapies; and
•

pricing, access and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our current and future products when planned and achieve market acceptance, we will not achieve meaningful revenues.

If users of our products are unable to obtain adequate reimbursement from third-party payers, obtain access to our product(s), or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve meaningful revenues or profitability

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and third-party collaborators and the availability of capital. For example, in certain foreign markets, pricing, access and/or profitability of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives have been directed at lowering the total cost of health care, and the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

The successful commercialization of our current and future products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers often limit access, payments and/or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit access, reimbursement or payment for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably and access capital.

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

Risks Related To Our Common Stock

Our operating history makes evaluating our stock difficult

Our quarterly and annual results of operations have historically fluctuated and we expect will continue to fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with a limited number of approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates in development, including DUR-928, and to fund operating losses to be incurred in the next several years.

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. This registration statement will expire in October 2021.  Through several financings between 2019 and June 30, 2021, and through our 2015 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million, such that we may sell an additional $95.6 million under our existing shelf registration statement. As our existing shelf registration statement will expire in October 2021, we intend to file in the near future a new shelf registration statement to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of additional shares of Common Stock through a new at the market sales agreement with Cantor Fitzgerald.  If and when the new registration statement is declared effective, the new [at the market sales agreement] will replace the 2015 Sales Agreement with Cantor Fitzgerald.  Any additional sales in the public market of our common stock, under our 2015 Sales Agreement or the replacement agreement with Cantor Fitzgerald, in other offerings under our shelf registration statements or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of June 30, 2021, 25,492,988 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.39 per share, 6,788,840 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 440,856 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

While we have regained compliance within the applicable time periods in the past, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and we do not regain compliance within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. The Company could appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq Capital Market. Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford, entitling Oxford to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be as favorable to the Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other action. Delisting could also adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of DUR-928 or other product candidates;
•	announcements of FDA non-approval of our product candidates, approvals with narrow indications, commercially limiting labels, or delays in the FDA or other foreign regulatory agency review process;
•

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes, accounting practices or sales and marketing activities, or those of our third-party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development or commercialization of the respective product candidates they are developing or commercializing;
•	failure or delays to enter an agreement with a third party to commercialize POSIMIR, or entering into such an agreement on terms deemed to be unfavorable relative to market expectations;
•	failure by us or our commercial licensee to successfully launch POSIMIR within a reasonable time and/or to successfully commercialize POSIMIR;
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions or termination of such alliances;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts, misstatements or mischaracterizations in analyst reports or dropping or lack of analyst coverage;
•	negative press coverage or online or social media misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

Date: July 30, 2021

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: July 30, 2021