Form 10-Q
period 2021-09-30
DURECT CORP
filed 2021-11-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2021, there were 227,505,811 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$55,412	$21,312
Cash held in escrow	—	14,979
Short-term investments	25,384	19,421
Accounts receivable (net of allowances of $20 at September 30, 2021 and $72 at December 31, 2020)	946	940
Inventories	2,270	1,864
Prepaid expenses and other current assets	3,238	4,545
Total current assets	87,250	63,061
Property and equipment, net	343	251
Operating lease right-of-use assets	3,789	4,749
Goodwill	6,169	6,169
Long-term investments	—	1,000
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$97,962	$75,641
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,894	$1,678
Accrued liabilities	5,741	5,801
Contract research liabilities	95	545
Term loan, current portion, net	—	884
Operating lease liabilities, current portion	1,835	1,795
Total current liabilities	9,565	10,703
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	2,190	3,202
Term loan, non-current portion, net	20,496	19,936
Other long-term liabilities	872	873
Commitments and contingencies
Stockholders’ equity:
Common stock	23	20
Additional paid-in capital	583,043	529,884
Accumulated other comprehensive income (loss)	2	(5)
Accumulated deficit	(519,041)	(489,784)
Stockholders’ equity	64,027	40,115
Total liabilities and stockholders’ equity	$97,962	$75,641

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaborative research and development and other revenue	$443	$306	$1,752	$23,623
Product revenue, net	1,722	1,504	4,928	4,280
Total revenues	2,165	1,810	6,680	27,903
Operating expenses:
Cost of product revenues	364	339	1,075	988
Research and development	8,023	6,870	23,431	21,024
Selling, general and administrative	3,236	3,429	9,935	10,197
Total operating expenses	11,623	10,638	34,441	32,209
Loss from operations	(9,458)	(8,828)	(27,761)	(4,306)
Other income (expense):
Interest and other income	34	84	110	477
Interest expense	(553)	(546)	(1,606)	(1,690)
Net other expense	(519)	(462)	(1,496)	(1,213)
Loss from continuing operations	(9,977)	(9,290)	(29,257)	(5,519)
(Loss) income from discontinued operations	—	(42)	—	577
Net loss	(9,977)	(9,332)	(29,257)	(4,942)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	3	(53)	7	21
Total comprehensive loss	$(9,974)	$(9,385)	$(29,250)	$(4,921)
Net (loss) income per share
Basic and diluted
Loss from continuing operations	$(0.04)	$(0.05)	$(0.13)	$(0.03)
(Loss) income from discontinued operations	$—	$(0.00)	$—	$0.00
Net loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.02)

Weighted-average shares used in computing net income (loss) per share, basic and diluted	227,499	201,877	224,191	198,176

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723
Issuance of common stock upon exercise of stock options, ESPP purchases and other	146	—	163	—	—	163
Stock-based compensation expense from stock options and ESPP shares	—	—	710	—	—	710
Net loss	—	—	—	—	(9,146)	(9,146)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	13	—	13
Balance at June 30, 2021	227,496	$23	$582,505	$(1)	$(509,064)	$73,463
Issuance of common stock upon equity financings, net of issuance cost of $126	—	—	(126)	—	—	(126)
Issuance of common stock upon exercise of stock options	10	—	11	—	—	11
Stock-based compensation expense from stock options and ESPP shares	—	—	653	—	—	653
Net loss	—	—	—	—	(9,977)	(9,977)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	3	—	3
Balance at September 30, 2021	227,506	$23	$583,043	$2	$(519,041)	$64,027

Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Stock-based compensation expense from stock options and ESPP shares	577	—	761	—	—	761
Fully vested options issued to settle accrued liabilities	—	—	416	—	—	416
Net loss	—	—	—	—	(9,948)	(9,948)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Balance at March 31, 2020	195,834	$19	$513,223	$(18)	$(499,150)	$14,074
Issuance of common stock upon equity financings, net of issuance costs of $192	2,610	—	6,202	—	—	6,202
Issuance of common stock upon ESPP purchases	1,119	—	1,145	—	—	1,145
Stock-based compensation expense from stock options and ESPP shares	—	—	494	—	—	494
Net income	—	—	—	—	14,338	14,338
Unrealized gain on available-for-sale securities, net of tax	—	—	—	89	—	89
Balance at June 30, 2020	199,563	$19	$521,064	$71	$(484,812)	$36,342
Issuance of common stock upon equity financings, net of issuance costs of $188	2,698	—	6,080	—	—	6,080
Issuance of common stock upon exercise of stock options	914	1	1,024	—	—	1,025
Stock-based compensation expense from stock options and ESPP shares	—	—	636	—	—	636
Net loss	—	—	—	—	(9,332)	(9,332)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(53)	—	(53)
Balance at September 30, 2020	203,175	$20	$528,804	$18	$(494,144)	$34,698

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(29,257)	$(4,942)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	92	219
Stock-based compensation	2,065	1,540
Amortization of debt issuance cost	330	338
Net amortization on investments	(80)	(212)
Changes in operating lease liabilities	(12)	5
Changes in assets and liabilities:
Accounts receivable	(6)	821
Inventories	(406)	(240)
Prepaid expenses and other assets	1,307	(828)
Accounts payable	216	(1,003)
Accrued and other liabilities	1	(1,436)
Contract research liabilities	(450)	(1,907)
Deferred revenue	-	(22,679)
Total adjustments	3,057	(25,382)
Net cash used in operating activities	(26,200)	(30,324)
Cash flows from investing activities
Purchases of property and equipment	(184)	(179)
Purchases of available-for-sale securities	(44,812)	(33,950)
Proceeds from maturities of available-for-sale securities	39,936	32,989
Net proceeds from sale of LACTEL product line	14,979	—
Net cash provided by (used in) investing activities	9,919	(1,140)
Cash flows from financing activities
Payments on equipment financing obligations	(2)	(3)
Payment for long-term debt amendment fee	(713)	—
Net proceeds from issuances of common stock	51,096	15,213
Net cash provided by financing activities	50,381	15,210
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,100	(16,254)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	21,462	35,074
Cash, cash equivalents, and restricted cash, end of the period (1)	$55,562	$18,820

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at September 30, 2021 and December 31, 2020.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2021, the operating results and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Discontinued Operations

In December 2020, the Company announced its decision to sell its LACTEL Absorbable Polymer (LACTEL) product line to Evonik, which was completed on December 31, 2020 and therefore the accompanying statement of operations for the three and nine months ended September 30, 2020 has been recast to reflect the revenue and expenses related to the Company’s LACTEL product line as discontinued operations (see Note 8). The Company believes this format provides comparability with its previously filed financial statements.

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

Liquidity and Need to Raise Additional Capital

As of September 30, 2021, the Company had an accumulated deficit of $519.0 million as well as negative cash flows from operating activities for the nine months ended September 30, 2021, and expects to continue to incur negative cash flows from operating activities in the foreseeable future.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. The Company believes its existing cash, cash equivalents and investments are sufficient to fund its operating cashflow requirements for a period greater than 12 months from the date of issuance of these condensed financial statements. Management’s plans in order to meet its operating cash flow requirements beyond the next 12 months from the date these condensed financial statements are filed, may include seeking additional collaborative agreements for certain of the Company’s programs and achieving revenue from its collaboration and licensing agreements, as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

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

The Company’s inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$572	$136
Work in process	671	796
Finished goods	1,027	932
Total inventories	$2,270	$1,864

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

Total revenue by geographic region (based on the location of the customer) for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$1,442	$1,011	$4,374	$25,752
Japan	303	338	948	840
Europe	297	283	880	849
Other	123	178	478	462
Total	$2,165	$1,810	$6,680	$27,903

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerators:
Net loss	$(9,977)	$(9,332)	$(29,257)	$(4,942)
Denominator:
Weighted average shares used to compute basic net loss per share	227,499	201,877	224,191	198,176
Dilutive common shares from stock options and ESPP	—	—	—	—
Weighted average shares used to compute diluted net loss per share	227,499	201,877	224,191	198,176
Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.13)	$(0.02)
Diluted	$(0.04)	$(0.05)	$(0.13)	$(0.02)

Options to purchase approximately 9.6 million and 8.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2021, respectively, as the effect would be antidilutive. Options to purchase approximately 7.6 million and 7.3 million shares of common stock were excluded from the denominator in the calculation of diluted net income per share for the three and nine months ended September 30, 2020, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$—	$—	$22,876
Others (2)	443	306	1,752	747
Total collaborative research and development and other revenue	$443	$306	$1,752	$23,623

(1)

Amounts related to recognition of a license upfront fee and milestone payment were zero for both the three and nine months ended September 30, 2021 compared to zero and $22.7 million for the corresponding periods in 2020, respectively. The Company signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as the Company’s obligation was being satisfied. In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement and as a result, the Company recognized all its remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

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

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior. Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patent rights including granted patents extending through at least 2026. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and nine months ended September 30, 2021 and 2020 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2021). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of September 30, 2021, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2021 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,718	$—	$—	$2,718
Certificates of deposit	150	—	—	150
Commercial paper	70,872	4	(2)	70,874
Corporate debt	1,301	—	—	1,301
	$75,041	$4	$(2)	$75,043
Reported as:
Cash and cash equivalents	$49,510	$—	$(1)	$49,509
Short-term investments	25,381	4	(1)	25,384
Long-term restricted investments	150	—	—	150
	$75,041	$4	$(2)	$75,043

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$522	$—	$—	$522
Certificates of deposit	150	—	—	150
Commercial paper	32,213	2	(2)	32,213
Municipal bonds	6,310	—	(5)	6,305
U.S. Government agencies	1,000	—	—	1,000
	$40,195	$2	$(7)	$40,190
Reported as:
Cash and cash equivalents	$19,619	$1	$(1)	$19,619
Short-term investments	19,426	1	(6)	19,421
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150
	$40,195	$2	$(7)	$40,190

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2021, by contractual maturity (in thousands):

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$72,173	$72,175
Mature after one year through five years	150	150
	$72,323	$72,325

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2021.

As of September 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2021, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of product revenues	$6	$4	$17	$9
Research and development	317	254	952	706
Selling, general and administrative	330	346	1,096	740
Total stock-based compensation	$653	$604	$2,065	$1,455

As of September 30, 2021 and 2020, $16,000 and $15,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock Options
Risk-free rate	—	0.5%	0.8-1.3%	0.5-1.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	—	7.0-7.3	7.0-7.3	7.0-7.3
Volatility	—	85-86%	74-86%	84-87%

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Employee Stock Purchase Plan
Risk-free rate	0.04%	0.1%	0.04-0.1%	0.1-1.6%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	71%	124%	71-78%	105-124%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500 respectively.   As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of September 30, 2021) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of September 30, 2021, are as follows (in thousands):

Three months ended December 31, 2021	$406
2022	1,612
2023	7,191
2024	9,408
2025	7,886
Total minimum payments	26,503
Less amount representing interest	(4,667)
Gross balance of term loan	21,836
Less unamortized debt discount	(1,340)
Carrying value of term loan, net	20,496
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,496

As of September 30, 2021, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expense under all operating leases was $478,000 and $1.4 million for the three and nine months ended September 30, 2021, respectively, compared to $446,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Three months ended December 31, 2021	$474
2022	1,991
2023	1,970
2024	275
$4,710

Note 7. Stockholders’ Equity

In August 2018, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2018 Registration Statement”) (File No. 333-226518), which upon being declared effective in October 2018 allowed the Company to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of the Company’s common stock which the Company could have sold, subject to certain limitations, pursuant to a sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

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

In July 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, terminated the 2018 Registration Statement and allows the Company to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of the Company’s common stock which the Company may sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”). The 2021 Sales Agreement replaced the 2015 Sales Agreement.

The Company did not sell any shares of its common stock in the public market pursuant to the 2018 or 2021 Registration Statements and the 2015 or 2021 Sales Agreements during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the 2018 Registration Statement and the 2015 Sales Agreement.

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

 As of October 28, 2021, the Company had up to $250.0 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $75.0 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Note 8.Discontinued Operations

On December 31, 2020, the Company completed the sale of its LACTEL Absorbable Polymers product line to Evonik. Under the terms of the Asset Purchase Agreement, Evonik paid DURECT approximately $15 million subjects to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets.

As a result of the sale of the LACTEL product line, the operating results from the Company’s LACTEL product line have been excluded from continuing operations and presented as discontinued operations in the accompanying Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020.  The results of operations below include certain allocations that management believes fairly reflect the utilization of services provided to the LACTEL product line. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the LACTEL product line operated as a stand-alone entity.

The components of income (loss) from discontinued operations as reported in the Company’s statement of operations were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2020	2020
Product revenue, net	$873	$3,399
Total revenues	873	3,399
Operating expenses:
Cost of product revenues	726	2,273
Research and development	139	387
Selling, general and administrative	50	162
Total costs and expenses	915	2,822
Net (loss) income from discontinued operations	$(42)	$577
Net (loss) income per share
Basic and diluted	$(0.00)	$0.00
Weighted-average shares used in computing net (loss) income per share
Basic and diluted	201,877	198,176

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statement of cash flows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2020	2020
Depreciation	$50	$149
Stock-based compensation expense	29	84
Non-cash items, net	$79	$233

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2021 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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
•

the likelihood of future clinical trial results of DUR-928 being positive and/or similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and timing of announcements of the results from our clinical trials;

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
•

the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS, and milestone, sub-license fees and royalty payments we may receive from Santen or Orient Pharma;

•	the progress of our third-party collaborations, including estimated milestones;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and product candidates and continued development of our products and product candidates;

•

our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and/or manufacture excipients, products or product candidates;

•	market opportunities for product candidates in our product development pipeline;
•	potential regulatory filings for or approval of DUR-928 or any of our or any third parties’ other product candidates;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•

requirements for us to purchase pre-clinical, clinical trial and commercial supplies of product candidates and/or products, as well as raw materials or active pharmaceutical ingredients from third parties, and the ability of third parties to provide us with our requirements for such supplies and raw materials;

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
•

our future performance, including our anticipation that we will not derive meaningful revenues from our products and product candidates in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

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

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  DUR‑928, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day or 90-day historical mortality rate of 26% or 29%, respectively.  After completing a Phase 2a trial where 100% of AH patients treated with DUR-928 survived the 28-day study period, we are now conducting a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating DUR-928’s life saving potential compared to the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  We have also investigated DUR-928 in patients with nonalcoholic steatohepatitis (NASH) and are considering further development for this indication. The United States Adopted Names (USAN) Council has approved ‘larsucosterol’ (pronunciation: lar” soo kos’ ter ol) as the nonproprietary (generic) name for DUR-928. In March 2021, a peer-reviewed research paper describing the binding sites and proposed mechanism of action of DUR-928 was published in The Journal of Lipid Research. The publication shows that DUR-928 (referred to in the paper as 25HC3S) binds to and inhibits the activity of DNA methyltransferases (DNMTs) DNMT-1, 3a and 3b, epigenetic regulating enzymes that add methyl groups to DNA (a process called DNA methylation). As such, by inhibiting DNMT activity, DUR-928 inhibits DNA methylation, thereby regulating the expression of genes that modulate crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as has been observed in various in vivo animal models and in results from DURECT’s completed clinical trials in AH and NASH.

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

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928, is an endogenous sulfated oxysterol and an epigenetic regulator. In March 2021, DURECT announced the publication of a peer-reviewed research paper describing the proposed mechanism of action of DUR-928, in The Journal of Lipid Research. The publication shows that DUR-928 bound to and inhibited the activity of DNA methyltransferases (DNMTs), DNMT-1, 3a and 3b, enzymes that add methyl groups to DNA (a process called DNA methylation, one of the mechanisms of epigenetic regulation), in stressed cells. As such, by inhibiting DNMT activity, DUR-928 reduced DNA methylation in the promoter regions of more than 1,000 genes that were hypermethylated in stressed cells, thereby regulating the expression of these genes that are associated with crucial cellular activities, including cell death/survival, stress/inflammatory response, and lipid/energy homeostasis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as observed in various in vivo animal models and supported by results from DURECT’s completed clinical trials in alcohol-associated hepatitis (AH) and non-alcoholic steatohepatitis (NASH). Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

Our major product research and development efforts for DUR-928 are described in the following table:

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcohol-associated hepatitis (also called alcoholic hepatitis or AH), an acute form of alcohol-associated liver disease (ALD), is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days and 29% at 90 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were 131,950 hospitalizations for patients with AH in 2018. From a 2018 publication analyzing the mortality and costs associated with AH, the cost per patient was estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, which cost over $875,000 per patient on average.

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

All 19 patients treated with DUR-928 in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Using an alternative measure of AH severity to MELD, Maddrey’s Discrimination Function (DF), 15 of the 19 patients had DF scores of 32 or greater, indicating that they had severe AH. Patients treated with DUR-928 had a statistically significant reduction from baseline in bilirubin at day 7 and 28 and MELD at day 28.  Lille scores, described below, were also statistically significantly lower than those from a well-matched group of patients in a contemporary trial as well as several published historical controls.  74% of all DUR-928 treated patients and 67% of those with severe AH were discharged from the hospital within four days of receiving a single dose of DUR-928.

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

In January 2021, we announced the dosing of the first patient in our Phase 2b study in subjects with AH to evaluate saFety and effIcacy of DUR-928 treatMent (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of DUR-928 in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus standard of care (SOC, which may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician); (2) DUR-928 (30 mg); and (3) DUR-928 (90 mg). All patients in the trial receive supportive care. Patients receive an intravenous (IV) dose of DUR-928 or placebo (sterile water) on day 1 and a second IV dose on day 4 if they are still hospitalized.  The primary outcome measure will be the 90-day survival rate for patients treated with DUR-928 compared to those treated with placebo plus SOC.  Secondary endpoints include 28-day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting more than 60 clinical trial sites across the United States, U.K., E.U. and Australia.

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

Clinical Program.    In 2020, we completed a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis. DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial as shown below. Key endpoints included safety and PK, and clinical chemistry/efficacy signals, such as liver enzymes (ALT, AST and GGT), serum lipids (e.g., triglycerides), biomarkers (e.g., CK-18s, inflammatory cytokines), and insulin resistance (i.e., HOMA-IR), as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF and FibroScan®).

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

In February 2021, the U.S. Food and Drug Administration (FDA) approved POSIMIR for infiltration use in adults for administration into the subacromial space under direct arthroscopic visualization to produce post-surgical analgesia for up to 72 hours following arthroscopic subacromial decompression. The approval was based on positive data from a randomized, multicenter, assessor-blinded, placebo‑controlled clinical trial in patients undergoing arthroscopic subacromial decompression surgery with an intact rotator cuff. The primary outcome measures were mean pain intensity and total opioid rescue analgesia administered, both evaluated over the first 72 hours after surgery versus placebo. POSIMIR demonstrated a statistically significant improvement in both primary outcome measures: a 1.3 point, or 20%, reduction in mean pain intensity on a 0-10 point pain scale (p=0.01), and a 67% reduction in I.V. morphine-equivalent rescue opioid use, from a median of 12 mg in the placebo group to 4 mg in the POSIMIR group (p=0.01). In connection with this approval, we or our licensee, will be required to conduct two post-marketing non-clinical studies. Full Prescribing Information, including the Boxed Warning, is available at www.posimir.com.

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

While ASD is the first approved indication for POSIMIR, there may be opportunities to expand the indication and addressable patient population based on existing data or data generated from additional POSIMIR trials.  According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Insufficient postoperative pain control remains a significant problem, with studies indicating that roughly 65% of patients experience moderate-to-extreme pain after surgery. The current standard of care for post-surgical pain includes a variety of opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively reduce post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting, and cognitive impairment, and have the potential for addiction and abuse. Post-surgical pain also can be treated effectively with local anesthetics; however, their usefulness often is limited by their duration of action.

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

ORADUR™-ADHD Program

We developed a proprietary drug for the treatment of ADHD called Methydur in collaboration with Orient Pharma (OP), a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan. We have licensed worldwide Methydur rights to OP and they launched Methydur commercially in Taiwan in September 2020. OP may seek commercialization partners in other countries throughout the world, including China and the U.S. We receive a single digit royalty on sales of Methydur by OP or its commercialization partners as well as potential milestones and sub-license fees.

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

Our technologies are suitable for providing long-term drug therapy because they can often store highly concentrated, stabilized drugs in a small volume and protect the drug from degradation by the body. This, in combination with the ability to continuously deliver desired doses of a drug, can extend the therapeutic value of a wide variety of drugs, including, in some cases, those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. In some cases, delivering the drug directly to the intended site of action can improve efficacy while minimizing unwanted side effects elsewhere in the body, which may limit the long-term use of many drugs. Our technologies may thus provide better therapy for chronic diseases or conditions, or for certain acute conditions where longer drug dosing is required or advantageous, by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our technology may thereby improve patients’ quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing patients to lead more independent lives.

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

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Under the terms of the Asset Purchase Agreement, Evonik paid us approximately $15 million subject to certain adjustments, and also agreed to assume certain liabilities with respect to the transferred assets and assembled workforce. The LACTEL product line is reflected as a discontinued operation in our statements of operations and comprehensive loss and balance sheets. Our financial information discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact of the LACTEL product line.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2021, we had an accumulated deficit of $519.0 million. Our net loss was $10.0 million and $29.3 million for the three and nine months ended September 30, 2021 compared with $9.3 million and $4.9 million for the corresponding periods in 2020. Our losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the third quarter of 2021 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2021. We do not anticipate meaningful revenues from our approved products or products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn upfront and milestone revenues, we may be required to raise additional capital through a variety of sources.

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

Results of Operation

Three and nine months ended September 30, 2021 and 2020

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

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $443,000 and $1.8 million for the three and nine months ended September 30, 2021, compared to $306,000 and $23.6 million for the three and nine months for the corresponding periods in 2020. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaborator/Counterparty
Gilead (1)	$—	$—	$—	$22,876
Others (2)	443	306	1,752	747
Total collaborative research and development and other revenue	$443	$306	$1,752	$23,623

(1)

Amounts related to recognition of a license upfront fee and milestone payment were zero for both the three and nine months ended September 30, 2021 compared to zero and $22.7 million for the corresponding periods in 2020, respectively. We signed a license agreement with Gilead on July 19, 2019 and received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied.  In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement and as a result, we recognized all of the remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by us as of the date when the termination notice was received.
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

Product revenue

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Revenue from the LACTEL product line, related cost of product revenues, associated research and development and selling, general and administrative expenses have been reclassified to discontinued operations for the three and nine months ended September 30, 2020.

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $1.7 million and $4.9 million in the three and nine months ended September 30, 2021, respectively, compared with $1.5 million and $4.3 million for the corresponding periods in 2020. The increases in the three and nine months ended September 30, 2021 were primarily attributable to higher revenue from our ALZET mini pump product line as a result of higher units sold compared to the corresponding periods in 2020.

COVID-19 initially had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.

Cost of product revenues

Cost of product revenues was $364,000 and $1.1 million for the three and nine months ended September 30, 2021 compared with $339,000 and $988,000 for the corresponding period in 2020. Cost of product revenues in the three and nine months ended September 30, 2021 increased primarily due to higher units sold from our ALZET product line compared to the corresponding periods in 2020.  Stock-based compensation expense recognized related to cost of product revenues was $6,000 and $17,000 for the three and nine months ended September 30, 2021 compared to $4,000 and $9,000 for the corresponding periods in 2020.

We had 10 manufacturing employees as of September 30, 2021 compared with 9 as of September 30, 2020. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.0 million and $23.4 million for the three and nine months ended September 30, 2021 compared to $6.9 million and $21.0 million for the corresponding periods in 2020. The increase in the three months ended September 30, 2021 was primarily attributable to higher research and development costs associated with DUR-928 and the depot injectable programs, partially offset by lower research and development costs associated with POSIMIR, the Gilead program and other research programs as well as employee retention credits related to research and development employees compared to the corresponding period in 2020, as more fully discussed below. The increase in the nine months ended September 30, 2021 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, the depot injectable programs and other research programs, partially offset by lower research and development costs associated with the Gilead program as well as employee retention credits related to research and development employees compared to the corresponding period in 2020, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $317,000 and $952,000 for the three and nine months ended September 30, 2021compared to $254,000 and $706,000 for the corresponding periods in 2020. As of September 30, 2021, we had 46 research and development employees compared with 45 as of September 30, 2020. We expect research and development expenses in the near future to increase compared to the third quarter of 2021 as we expect to incur higher research and development expenses for DUR-928.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
DUR-928	$6,879	$5,731	$18,350	$15,914
POSIMIR	619	661	3,078	2,949
Depot injectable programs	341	192	1,044	640
Gilead	—	86	65	902
Others	184	200	894	619
Total research and development expenses	$8,023	$6,870	$23,431	$21,024

DUR-928

Our research and development expenses for DUR-928 were $6.9 million and $18.4 million in the three and nine months ended September 30, 2021 compared to $5.7 million and $15.9 million for the corresponding periods in 2020. The increases in the three and nine months ended September 30, 2021 were primarily due to higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding periods in 2020.

We continue to assess the impact of the COVID-19 outbreak on our business, including our DUR-928 Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including DUR-928 trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR were $619,000 and $3.1 million in the three and nine months ended September 30, 2021 compared to $661,000 and $2.9 million for the corresponding periods in 2020. The decrease in the three months ended September 30, 2021 was primarily due to lower contract manufacturing related expenses and lower consulting expenses for this product compared with the corresponding period in 2020. The increase in the nine months ended September 30, 2021 was primarily due to higher consulting expenses and higher contract manufacturing expenses for this product compared with the corresponding period in 2020.

It is possible that the COVID-19 pandemic will adversely impact our efforts to out-license POSIMIR commercial rights and the timing of potential commercialization of POSIMIR.

     Depot injectable programs

Our research and development expenses for depot injectable programs were $341,000 and $1.0 million in the three and nine months ended September 30, 2021 compared to $192,000 and $640,000 for the corresponding periods in 2020. The increases in the three and nine months ended September 30, 2021 were primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding period in 2020.

     Gilead Program

Our research and development expenses for the Gilead program were zero and $65,000 in the three and nine months ended September 30, 2021 compared to $86,000 and $902,000 for the corresponding periods in 2020. The decreases in the three and nine months ended September 30, 2021 were primarily due to lower employee-related costs and outside costs devoted to the program compared with the corresponding periods in 2020.  In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement.

Other DURECT research programs

Our research and development expenses for all other programs were $184,000 and $894,000 in the three and nine months ended September 30, 2021 compared to $200,000 and $619,000 for the corresponding periods in 2020. The decrease in the three months ended September 30, 2021 was primarily due to lower employee-related costs associated with these programs compared with the corresponding period in 2020. The increase in the nine months ended September 30, 2021 was primarily due to higher employee-related costs associated with these programs compared with the corresponding period in 2020.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, uncertainties related to the COVID-19 pandemic, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.2 million and $9.9 million in the three and nine months ended September 30, 2021 compared to $3.4 million and $10.2 million for the corresponding periods in 2020. Selling, general and administrative expenses decreased in the three and nine months ended September 30, 2021 in part due to employee retention credits for selling, general and administrative personnel compared to the corresponding periods in 2020. Stock-based compensation expense recognized related to selling, general and administrative personnel was $330,000 and $1.1 million for the three and nine months ended September 30, 2021 compared to $346,000 and $740,000 for the corresponding periods in 2020.

We had 23 selling, general and administrative employees as of September 30, 2021 compared with 26 as of September 30, 2020. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2021.

Other income (expense). Interest and other income was $34,000 and $110,000 for the three and nine months ended September 30, 2021 compared to $84,000 and $477,000 for the corresponding periods in 2020. The decreases in interest and other income in the three and nine months ended September 30, 2021 were primarily due to lower interest rates associated with our cash and investments compared with the corresponding periods in 2020.

Interest and other expense was $553,000 and $1.6 million for the three and nine months ended September 30, 2021 compared to $546,000 and $1.7 million for the corresponding periods in 2020. Interest and other expense in the three and nine months ended September 30, 2021 was comparable to the corresponding periods in 2020 as the interest rate on our term loan was similar between these periods.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $80.9 million at September 30, 2021 compared to cash, cash equivalents, cash held in escrow and investments of $56.9 million at December 31, 2020. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2021 and December 31, 2020. The increase in cash, cash equivalents and investments was primarily due to cash received from our February 2021 equity financing and from the exercise of stock options, cash received from the December 2020 sale of the LACTEL product line as well as payments received from collaboration partners and customers, partially offset by cash used in ongoing operating activities and interest payments.

We used $26.2 million of cash in operating activities for the nine months ended September 30, 2021 compared to $30.3 million for the corresponding period in 2020. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We generated $9.9 million of cash in investing activities for the nine months ended September 30, 2021 compared to $1.1 million of cash used in investing activities for the corresponding period in 2020. The increase in cash provided by investing activities was primarily due to cash received from the sale of the LACTEL product line, partially offset by an increase in net purchases of available-for-sale securities for the nine months ended September 30, 2021.

We received $50.4 million of cash from financing activities for the nine months ended September 30, 2021 compared to $15.2 million for the corresponding period in 2020. The increase in cash received from financing activities was primarily due to higher net proceeds received from our February 2021 underwritten public offering of our common stock as well as net proceeds from the

Controlled Equity Offering program and from the exercise of stock options in the nine months ended September 30, 2021 compared with the corresponding period in 2020.

We anticipate that cash used in operating activities in the near future will increase compared to the third quarter of 2021 as we experience higher research and development expenses related to DUR-928.

In August 2018, we filed a shelf registration statement on Form S-3 with the SEC (the “2018 Registration Statement”) (File No. 333-226518), which upon being declared effective in October 2018, allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of our common stock which we could have sold, subject to certain limitations, pursuant to a sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately $45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million.  From January 1, 2021 to September 30, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement.

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, terminated our registration statement filed in August 2018 (File No. 333-226518) and allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”).  The 2021 Sales Agreement replaced the 2015 Sales Agreement.

As of October 28, 2021, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

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

During the three and nine months ended September 30, 2021, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic is impacting our business in several ways.  COVID-19 initially had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders have recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For DUR-928, the Company may experience delays in patient enrollment of the Phase 2b clinical trial in patients with alcohol-associated hepatitis (AH) or disruptions in supplies of DUR-928 or other items required for clinical trials.  Delays and potential disruptions will increase the overall costs of development of DUR-928. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows. Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

During the three and nine months ended September 30, 2021, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Summary

•	We are dependent on the success of DUR-928 and the path to regulatory approval is uncertain; we cannot be certain that it will ever receive regulatory approval or be commercialized
•	Fast Track Designation for DUR-928 in AH may not actually lead to faster FDA review or an approval
•	Safety data and indications of activity from completed DUR-928 clinical trials may not predict safety or efficacy in future trials
•	Open-label trials of DUR-928 in NASH and AH have inherent limitations
•	Ongoing and future clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety
•	Clinical trial delays could increase expenses, delay clinical data and delay or prevent approvals
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates
•	Key product candidate components are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs
•	The COVID-19 outbreak has and will adversely impact our business, including posing challenges to conducting clinical trials
•	We are in discussion with potential commercial licensees for POSIMIR and may be unable to enter an agreement on favorable terms, if at all
•	The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications
•

In connection with the approval of POSIMIR, we are required to conduct two post-marketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

•	We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult; failure to fulfill our obligations may cause the repayment obligations to accelerate
•	We will require and may have difficulty raising needed capital in the future
•	For certain of our product candidates, we depend on third-party collaborators, and we have limited or no control over their development, regulatory strategy or potential commercialization
•	Cancellation of collaborations may adversely affect potential economic benefits
•	If we do not enter into new collaboration agreements, our revenues and/or cash flows will be reduced relative to prior periods
•	Our cash flows are likely to differ from our reported revenues
•	Our revenues may decrease and losses may increase due to the sale of the LACTEL product line in 2020
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

Risks Related To Our Business

*We are dependent on the success of DUR-928 and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which has completed multiple clinical trials, including a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently recruiting patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its dosage, dosing regimen, toxicology, carcinogenicity, pharmacokinetics and other non-clinical parameters, as well as regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if DUR-928 fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

We do not anticipate that DUR-928 will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for DUR-928, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other treatments. The success of DUR-928 may also be limited by the prevalence and severity of any adverse side effects, including mortality. If we fail to commercialize DUR-928, we may be unable to raise sufficient capital or generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

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

*Safety data and indications of activity from completed Phase 1 and 2 clinical trials of DUR-928 may not predict safety or therapeutic efficacy in future trials

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated in NASH patients that DUR-928 can lead to the reduction from baseline in liver enzymes, liver stiffness and serum lipids as well as certain biomarkers, such initial results, indications of activity and biomarker changes as well as favorable tolerability may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, and the emergence of safety signals in ongoing or future clinical trials would significantly harm our business.

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

*Ongoing and future clinical trials for DUR-928 in AH may be delayed and may not demonstrate efficacy or safety in the indications tested

The Phase 2b AHFIRM trial of DUR-928 in patients with AH is subject to potential delays resulting from the COVID-19 pandemic as well as timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites in the U.S., U.K., E.U. and Australia, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  There can also be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials of DUR-928 will also be seen in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of the AHFIRM trial to achieve desired results in its anticipated timeframe would negatively impact our business and ability to raise additional capital.

*We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unfavorable events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at one or more prospective trial sites;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

clinical trials of our product candidates may produce negative or inconclusive results, clinical trial subjects receiving placebo or standard of care may experience better than expected outcomes, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•	non-compliance by clinical trial sites or clinical investigators with the study protocol or applicable laws;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our ongoing or future preclinical or clinical development programs may harm our business, financial condition and prospects significantly.

* Key components of our products and product candidates are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ products and product candidates, including DUR-928, POSIMIR, Methydur and PERSERIS, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR and certain pharmaceutical product candidates we have under development. A third-party manufacturer is our sole supplier for future commercial supplies of POSIMIR. Another third-party manufacturer is our sole supplier for future non-clinical, clinical and commercial supplies of DUR-928. The reliance on a sole or limited number of suppliers could result in:

•	an inability to obtain an adequate supply of required product, product candidate, active pharmaceutical ingredient or excipients or other components;
•

delays associated with finding and contracting with a new supplier (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the know how and technology required to perform the services to the new supplier;

•	delays associated with redesigning a product or product candidate due to a failure to obtain a single source component; and
•	reduced control over pricing, quality and delivery time.

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

We have entered into a commercial manufacturing and packaging agreement with a third-party manufacturer for supply of POSIMIR. This third party is our sole source for the drug product required for commercialization of POSIMIR. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply or quality issues related to POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of those third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we or a commercialization partner proceed with the commercialization of POSIMIR, we expect to put in place in the future second source supply arrangement(s), which may be costly and time consuming.

We have supply agreements in place for certain components of our products and product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a commercially reasonable quantity, quality, cost and timing. In addition, certain of our suppliers may be experiencing delays as a result of the COVID-19 pandemic or have otherwise encountered delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like), products or product candidates, could cause us to seek alternative sources of supply or attempt to manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our products or product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to obtain commercial product supplies or complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. The COVID-19 pandemic has affected and is likely to continue to affect the manufacturing and shipment of goods globally. Many countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of the components and drug substances used in our products or product candidates for any reason, including due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19, could adversely impact our business and hinder our growth.

*The COVID-19 outbreak has impacted and will adversely impact our business

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of DUR-928 in severe alcohol-associated hepatitis (AH) patients, and it has delayed and may in the future delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there have also been supply shortages of components needed for commercialization supplies of POSIMIR, which has delayed and may further delay availability of commercial supplies of POSIMIR and may adversely affect the timing for the commercial launch of POSIMIR, there have been and may continue to be longer lead times required for acquiring components and supplies used in manufacturing of DUR-928, and there have been periods of reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product line and POSIMIR and impact our operating results. The COVID-19 pandemic may also adversely impact our ability to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, the impact of new variants of the virus, and the actions that may be required to contain the COVID-19 virus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints, the ability to collect, ship and analyze biological samples from clinical trial patients due to concerns about potential contamination of samples and/or exposure of clinical staff to patients with COVID-19;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

disruption or delays in manufacturing of clinical and commercial supplies due to issues experienced by our contract manufacturing organizations and/or shortages and delays in obtaining raw materials and supplies required in the manufacturing processes;

•

interruption of or delays in receiving supplies of our products and product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, prioritization of pandemic-related activities over ours and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at laboratory facilities;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies, clinical trials, and manufacturing activities including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; and

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

*We are in discussions with potential commercial licensees for POSIMIR and may be unable to enter an agreement on favorable terms, if at all

We are in discussions to license POSIMIR to a third party for commercialization. There can be no assurance that we will be able to enter into an agreement with a third party for the commercialization of POSIMIR at all, or that any agreement we enter into will result in material payments to us, or that such agreement will be executed in time for the partner to commercially launch the product in a timely manner. If we are not able to enter into such an agreement we may not commercially launch POSIMIR, or if such agreement does not result in material payments to us, our financial prospects may be harmed and the price of our common stock could decline.

*The approved indication for POSIMIR may limit its market, and we or a commercial licensee may not be able to expand the label to include additional indications

The FDA approval for POSIMIR is limited to use in arthroscopic subacromial decompression (ASD) surgery and contains a Boxed Warning about risks of intravenous administration.  We or a commercialization partner cannot currently promote POSIMIR for use in other indications, physicians may elect not to use POSIMIR in surgeries involving ASD alone or in combination with other procedures, and the Boxed Warning may deter physicians from using it, which may limit the market opportunity and commercial prospects for POSIMIR.  There can be no assurance that we or a commercialization licensee will attempt to obtain or will be successful in obtaining approval from FDA for POSIMIR in additional indications, in which case sales of POSIMIR and its commercial prospects may be limited.

In connection with the approval of POSIMIR, we are required to conduct two post-marketing non-clinical studies. If the results from either of these studies are unfavorable, the FDA may require additional studies, or may take actions that are adverse to the regulatory status, commercial prospects and market acceptability of POSIMIR

In connection with the approval of POSIMIR, we are required to conduct two post-marketing non-clinical studies to determine the ultimate impact of the drug product and fate of the vehicle if it is inadvertently administered into the intravascular space and to assess the potential serious risk of POSIMIR-induced Local Anesthetic Systemic Toxicity (LAST) following inadvertent intravenous administration and the ability of lipid infusions to treat the clinical manifestations of LAST.  We or our licensee will need to reach agreement with the FDA on the appropriate protocols for these non-clinical studies, complete them and submit final reports to the FDA by September 2023.

The FDA may require us or our licensee to update POSIMIR’s labeling with the results from these studies, including any positive or negative results, which could have adverse impact on POSIMIR’s commercial prospects and market acceptability. We may be unable to complete our post-marketing studies in accordance with the required timeline, if at all. For example, it may not be feasible to assess the risk of LAST following inadvertent intravenous administration and the ability of lipid infusions to treat the clinical manifestations of LAST. If the FDA determines the study cannot be completed as designed, but the study objectives remain important, the FDA may require one or more new post-marketing studies with new commitments and schedules. The FDA may also amend the labeling or take other actions that are adverse to POSIMIR’s regulatory status.  If there are delays in completing the post-marketing studies, the FDA may post information about the delayed status on its website. Any of the above FDA actions could adversely affect us or POSIMIR’s commercial prospects, or have other collateral effects, such as making it more difficult for us to enter into an agreement with a third-party licensee to commercialize POSIMIR. In POSIMIR clinical studies, no inadvertent intravascular injections were observed.

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients within a reasonable period of time. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials has been and is being adversely affected by COVID-19, which has at times caused many institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider, and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to de-prioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to sign and maintain sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be enrolled in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

We cannot predict how successful we will be at enrolling patients in our clinical trials. Enrollment is affected by many factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied;
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

Our inability to sign up and maintain sufficient clinical trial sites and/or enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates or delays in regulatory filings and approvals, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The FDA or other regulatory agencies may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the regulatory agency’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA or other regulatory agencies may request additional information regarding the efficacy or safety of our product candidates, as the FDA did in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA, or other regulatory agencies, may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA or other regulatory agency approval, the regulatory agency may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

* We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of September 30, 2021) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

*We will require and may have difficulty raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development, manufacturing and clinical testing of our product candidates, funding and establishing additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the pre-commercial and commercial activities associated with the marketing, sales and distribution of our products and product candidates. We will require additional funds for these purposes. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of the above mentioned activities which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from the date the financial statements are filed. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory approvals, if any;
•	costs involved in establishing manufacturing capabilities for pre-clinical, non-clinical, clinical and commercial quantities of our products and product candidates;
•	success in entering into collaboration agreements and achieving milestones under such agreements;
•	the continuation of our collaborative agreements that provide financial funding for certain of our activities;
•	regulatory actions with respect to our and our collaborators’ products and product candidates;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property rights;
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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate collaborators or other sources, which, in each case, may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies, products or product candidates that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts and other activities, resulting in delays in generating future revenue.

*We do not control the commercialization of PERSERIS or Methydur

We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that PERSERIS sales will maintain current levels or grow materially.  If Indivior does not successfully grow PERSERIS sales, future earn-out payments we receive under our agreement with them will be limited. We rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of both of these products may be negatively impacted by the COVID-19 pandemic.

Development of our pharmaceutical product candidates is not complete, and we cannot be certain that our product candidates will be able to be commercialized

To be profitable, we or our third-party collaborators must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, sell and distribute our pharmaceutical product candidates under development. For each product candidate that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development.  Except for marketing authorization for POSIMIR in the U.S. for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression (ASD), PERSERIS by Indivior in the U.S. and for Orient Pharma’s approval of Methydur in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before potential approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have commercially reasonable shelf life and storage conditions. If we or our third-party collaborators are unable to complete development of DUR-928 or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals.  We have entered into agreements with Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our products or product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, from changes in strategy of the other party or for other reasons. In these cases, the product rights revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult, unattractive or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, termination of our agreements with Santen or Orient Pharma could have negative effects on the Company.

* If we do not enter into new collaboration agreements, our revenues and/or cash flows will be reduced relative to prior periods

Our revenues have been based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. For example, approximately 58% of our total revenues in 2019 were derived from our collaboration agreement with Gilead.  In June 2020, Gilead notified us that they were terminating this collaboration, resulting in accelerated recognition of $22.7 million in deferred revenue related to a nonrefundable upfront license fee and a milestone payment totaling $35.0 million that had previously been received.  In addition, we have seen periodic fluctuations in revenues associated with our other collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased R&D revenues, such as occurred in 2020.

*Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements may be recorded as deferred revenue, in which case they are generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of September 30, 2021, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our products and product candidates, including, but not limited to POSIMIR, DUR-928 and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially attractive terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forgo the exploitation of certain opportunities, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

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

We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product or product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

Failure to comply with ongoing governmental regulations for our products or product candidates could materially harm our business in the future

Developing, manufacturing, marketing or promoting a drug is subject to very strict regulations and controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies or surveillance. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial value of our products or product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to meet GMP, GLP and/or other governmental requirements for drug development;
•	failure to obtain approvals for commercially valuable intended uses of our products and product candidates; or
•	FDA required product withdrawals or warnings arising from identification of serious adverse side effects in our products and product candidates.

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

*We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2021, had an accumulated deficit of approximately $519.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

To date, we have not generated significant revenue from the commercial sale of our products or product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our products and product candidates in the near future, do not expect to receive meaningful royalties from POSIMIR until the product has been successfully launched and achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

*Changes in tax law could adversely affect our business and financial condition

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 11, 2021, President Biden signed into law the “American Rescue Plan Act”, which included extenders to the refundable employee retention credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and limitations to executive compensation effective for tax years beginning after 2026. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

*We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET product line. We may choose to develop our own sales force and commercial group to market products that we have developed or may develop in the future, including POSIMIR and/or DUR-928, if approved. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales and marketing personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development and provide that commercial team with sufficient financial and other resources, we may not be able to effectively launch or commercialize these or any other products. We may not be able to effectively sell our products and product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our products and product candidates will hurt our business, prospects, financial results and may impact our access to capital.

*We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our products, product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our products and product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with their contractual obligations to us, applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates or commercialization of our products, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at September 30, 2021. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

We utilize information technology, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation, cause us to pay to retrieve our data if it becomes infected or otherwise subject to ransomware, and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is seismically active and near wildfire zones

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes, as well as wildfires and related power outages or power shortages. Should such a natural disaster or power outage or power shortage occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be harmed or destroyed.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, some investors may find our common stock less attractive

We are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. Because we are not required to have our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal control may remain undetected for a longer period. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price for our common stock as well as our ability to raise capital may be negatively affected.

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

As of October 28, 2021, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 135 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 45 pending U.S. patent applications and over 140 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us will be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation or arbitration to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may be unsuccessful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products. In addition, in some circumstances our collaborators have the first right to enforce our patents against third party infringers, and such collaborators may not enforce such claims adequately or successfully or in the manner that we would do ourselves.

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

*We may be sued by third parties claiming that our products or product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our products, product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation and business prospects. We also may not have sufficient funds to litigate, particularly against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third-party intellectual property rights, and such collaborators may not defend against such claims adequately or successfully or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

•	cease selling, incorporating or using any of our products or product candidates that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
•	redesign our products or product candidates, which would be costly and time-consuming and may not be successful.

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indication(s) for which DUR-928 is approved. 89Bio, AbbVie, Afimmune, Akaza Bioscience, Akero Therapeutics, Ascletis, AstraZeneca, Axcella Health, Bristol Myers Squibb, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Evive Biotech, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals,  Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Terns Pharmaceutical, Thera Technologies, Viking Therapeutics, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases.

POSIMIR, if commercially launched, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, oral or injectable non-opioid pain products, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by AbbVie, Acorda Therapeutics, Actavis, AstraZeneca, Collegium Pharmaceuticals, Cumberland Pharmaceuticals, Endo, Eli Lilly, Halyard Health, Heron Therapeutics, Innocoll, Inspirion Delivery Technologies, Janssen, Johnson & Johnson, Mallinckrodt, Medtronic, Mylan, Novartis, Pacira, Pernix Therapeutics, Pfizer, Purdue Pharma, Shire, Teva Pharmaceuticals, Tricumed, Zyla Life Sciences, and others. PERSERIS competes with currently marketed or approved products by Alkermes, Allergan, Eli Lilly, Johnson & Johnson, Merck, Novartis, Otsuka and others.  Orient Pharma’s Methydur competes with multiple ADHD products in Taiwan.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Acorda Therapeutics, Acura Pharmaceuticals, Alexza, Alkermes, Avadel Pharmaceuticals, Collegium Pharmaceuticals, Charleston Laboratories, Daiichi Sankyo, Elite Pharmaceuticals, Heron Therapeutics, Innocoll, Intellipharmaceutics, Mallinckrodt, Nektar, Pfizer, Pacira, Phosphagenics, Zyla Life Sciences, and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare and privacy laws and regulations do and will in the future involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare or privacy laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our partners are slow or unable to adapt to new requirements or policies, or if we or our partners are not able to maintain regulatory compliance, our products and product candidates may lose any regulatory approval that may have been obtained, which would reduce the likelihood that we may achieve or sustain profitability, or be able to enter attractive collaboration agreements, which would adversely affect our business.

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, clinical development, manufacture, marketing and sale of our products and product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our products and product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products and product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products or product candidates if and when approved. A product liability claim could also significantly harm our reputation and delay market acceptance of our products and product candidates.

*Acceptance of our products and product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products and product candidates, including DUR-928 and POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the degree of unmet need in the market for the approved indication(s);
•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
•	the approved product labeling;
•	pricing, reimbursement and formulary access;
•	the degree of resources applied to promotion and other commercial activities;
•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapies; and
•

pricing, access and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our current and future products when planned and achieve widespread market acceptance, we will not achieve meaningful revenues.

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

If we or our third-party collaborators are unable to train physicians to use our products and product candidates to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of certain of our products, such as POSIMIR, will require extensive training of numerous physicians on their proper and safe use. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our products. Any delay in training would materially delay the demand for our products and harm our business and financial results. In addition, we or our partners may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

Potential new accounting pronouncements and legislative actions are likely to impact our future financial position or results of operations

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, state and local laws and regulations, PCAOB pronouncements and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors. Compliance with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention from value-creating activities to compliance activities.

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

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries. A potential resulting trade war could have a significant adverse effect on world trade and the world economy.  We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition, access to capital and results of operations.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed a shelf registration statement (“the 2021 Registration Statement”) to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through an at the market sales agreement with Cantor Fitzgerald (the “2021 Sales Agreement”).  When the 2021 Registration Statement was declared effective in August 2021, the 2021 Sales Agreement replaced a prior similar 2015 Sales Agreement with Cantor Fitzgerald. Any sales in the public market of our common stock, under our 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of September 30, 2021, 25,476,376 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.39 per share, 6,795,821 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 440,856 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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
•

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our products and product candidates, clinical trials, manufacturing processes, accounting practices or sales and marketing activities, or those of our third-party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development or commercialization of the respective products and product candidates they are developing or commercializing;
•	failure or delays to enter an agreement with a third party to commercialize POSIMIR, or entering into such an agreement on terms deemed to be unfavorable relative to market expectations;
•

failure by us or our commercial licensee to successfully launch POSIMIR within a reasonable time, if at all, manufacture and store adequate supplies, and/or to achieve sales expectations and successfully commercialize POSIMIR;

•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our products and product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions or termination of such alliances;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts, misstatements or mischaracterizations in analyst reports or dropping or lack of analyst coverage;
•	negative press coverage or online or social media misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus, pronouncements by the Federal Reserve, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1*+	Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015.
10.2*+ 10.3

Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018.

Controlled Equity OfferingSM Sales Agreement dated as of July 30, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on S-3, as filed with the SEC on July 30, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	INLINE XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	INLINE XBRL Taxonomy Extension Schema Document

101.CAL*	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished, not filed.
+	Certain portions of this document have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 3, 2021

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: November 3, 2021