Form 10-K
period 2021-12-31
DURECT CORP
filed 2022-03-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $322,943,320 as of June 30, 2021 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 227,694,015 shares of the registrant’s Common Stock issued and outstanding as of March 3, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2021 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Item 1.Business.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  Larsucosterol (also known as DUR‑928), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day and 90-day historical mortality rate of 20%-26% and 29%-31%, respectively.  After completing a Phase 2a trial where 100% of AH patients treated with larsucosterol survived the 28-day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating larsucosterol’s life saving potential compared to placebo plus the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  We have also investigated larsucosterol in patients with nonalcoholic steatohepatitis (NASH) and are considering further development for this indication. In March 2021, a peer-reviewed research paper describing the binding sites and proposed mechanism of action of larsucosterol was published in The Journal of Lipid Research. The publication shows that larsucosterol (referred to in the paper as 25HC3S) binds to and inhibits the activity of DNA methyltransferases (DNMTs) DNMT-1, 3a and 3b, epigenetic regulating enzymes that add methyl groups to DNA (a process called DNA methylation) and have been shown to be elevated in AH patients. As such, by inhibiting DNMT activity, larsucosterol inhibits DNA methylation, thereby regulating the expression of genes that modulate crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as has been observed in various in vivo animal models and in results from our completed clinical trials in AH and NASH.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over 3 days in adults. Since our current focus is with our Epigenetic Regulator Program, we pursued a licensing strategy with POSIMIR. In December 2021, we entered a license agreement with Innocoll Pharmaceuticals Limited, pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. Under the agreement, DURECT will earn low to mid double-digit royalties from net sales of POSIMIR and is eligible to receive up to an additional $132 million in milestone payments.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER®, CLOUDTM, ORADUR™ and ALZET ® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma’s Methydur Sustained Release Capsules (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan.  We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

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

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, larsucosterol, is an endogenous sulfated oxysterol, which acts as an epigenetic regulator. Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize larsucosterol and related molecules discovered in the program.

The biological activity of larsucosterol has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., endotoxin shock, acute oxidative stress, ischemic-reperfusion injury in the kidney and brain) and several represent chronic metabolic disorders involving hepatic lipid accumulation and dysfunction (e.g., NASH and NAFLD).

Our major product research and development efforts for larsucosterol are described in the following table:

In pharmacokinetic (PK) and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, larsucosterol has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of larsucosterol in completed and ongoing human safety, PK, proof-of-concept, and efficacy trials. The chronic toxicity of larsucosterol was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support long duration human clinical trials of larsucosterol.

Acute Organ Injury Program with Injectable larsucosterol

Market Opportunity.    Alcohol-associated hepatitis (also called alcoholic hepatitis or AH), an acute form of alcohol-associated liver disease (ALD), is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  AH is associated with approximately 137,000 US hospitalizations per year. An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days, 29% at 90 days and 44% at 180 days. A subsequent global study published in December 2021, which included 85 tertiary centers in 11 countries across 3 continents, prospectively enrolled 2,581 AH patients with a median MELD score of 23.5, reported mortality at 28 and 90 days of 20% and 30.9% respectively. There are no FDA approved therapies for AH and stopping alcohol consumption is not sufficient for recovery in many moderate and severe patients. Treatments to reduce liver inflammation, such as corticosteroids, have not demonstrated a benefit in survival at 90 days or 1 year, and have demonstrated an increased risk of infection. In addition, less than 50% of AH patients are eligible for corticosteroids. The cost related to treating hospitalized AH patients and their length of hospital stay were reported at AASLD’s The Liver Meeting 2021:

Each hospitalization episode with AH diagnosis for patients who:	Average length of stay	Total healthcare cost per hospitalization episode
Died during the hospitalization	9 days	$151,500
Were discharged	6 days	$56,000
Marlowe, et. Al., AASLD 2021 Poster No. 381#

The rate of AH patients undergoing liver transplants has more than doubled since the first COVID-19 shelter in-place orders in early 2020. The procedure costs over $875,000 and patients require lifelong immunosuppressive therapy to prevent organ rejection.

Clinical Program.    In 2019, we completed a Phase 2a clinical trial evaluating intravenously infused larsucosterol in patients with moderate and severe AH.  This was an open label, dose escalation (30, 90 and 150 mg), multi-center U.S. study, originally designed to be conducted in two sequential parts.  Part A included patients with moderate AH and Part B included patients with severe AH.  Severity of AH was determined by the Model of End-Stage Liver Disease (MELD) scores, a common scoring system to assess the severity and prognosis of AH patients; moderate was defined as MELD 11-20 and severe as MELD 21-30.

In this Phase 2a trial, dose escalation was permitted following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee. The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate and severe AH, who were administered larsucosterol intravenously at three different doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on day two, one patient did not return for the scheduled day seven and day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following larsucosterol treatment.

In November 2019, the results from this Phase 2a clinical trial of larsucosterol in alcoholic hepatitis (AH) were presented as a late-breaking oral presentation at The Liver Meeting®.  The study results were also selected for inclusion in the ‘Best of The Liver Meeting’ summary slide presentation in the alcohol-related liver disease category.

All 19 patients treated with larsucosterol in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Using an alternative measure of AH severity to MELD, Maddrey’s Discrimination Function (DF), 15 of the 19 patients had DF scores of 32 or greater, indicating that they had severe AH. Patients treated with larsucosterol had a statistically significant reduction from baseline in bilirubin at day 7 and 28 and MELD at day 28.  Lille scores, described below, were also statistically significantly lower than those from a well-matched group of patients in a contemporary trial as well as several published historical controls.  74% of all larsucosterol treated patients and 67% of those with severe AH were discharged from the hospital within four days of receiving a single dose of larsucosterol.

Lille

Lille scores are used in clinical practice to help determine the prognosis and response of AH patients after seven days of treatment.  The lower the Lille score, the better the prognosis.  Patients with a Lille score below 0.45 have a six-month survival rate of 85% compared to those with Lille scores above 0.45, who have only a 25% six-month survival rate.  The chart below shows the Lille scores for individual AH patients treated with larsucosterol plotted as a function of their baseline MELD scores.  In our study, the median Lille score for patients treated with larsucosterol was 0.10.  The median Lille score among a cohort of 15 patients treated with standard of care at the University of Louisville (UL) was 0.41 (shown as historical control).

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

2)

One patient in the larsucosterol (DUR-928) group did not return for the day 7 or 28 visit. All 19 patients, including this one, treated with larsucosterol in this trial survived the 28-day follow-up period.

3)	Lille scores in the larsucosterol group were significantly lower than that of the UL patients (p=0.01; Wilcoxon's Rank Sum Test).

As shown below, 100% of patients in the 30 mg and 90 mg larsucosterol dosing groups were treatment responders based on their Lille scores.  89% of the overall larsucosterol patient population were treatment responders based on Lille.  Patients with severe AH, as defined by Maddrey’s Discriminant Function (DF) ≥32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to larsucosterol treatment.

AH Patient Category	n1	Responders (Lille<0.45)	Lille Median (Quartile)
All Patients[2] 30 or 90 mg larsucosterol [3]	18 14	89% 100%	0.10 (0.04, 0.20) 0.05 (0.04, 0.19)
DF≥32 (SAH)[2,4] 30 or 90 mg larsucosterol [3]	15 11	87% 100%	0.19 (0.05, 0.22) 0.12 (0.05, 0.19)
MELD 21-30[2] 30 or 90 mg larsucosterol [3]	12 8	83% 100%	0.19 (0.11, 0.25) 0.19 (0.10, 0.19)
Baseline bilirubin >8mg/dl2 30 or 90 mg larsucosterol [3]	11 8	82% 100%	0.10 (0.05, 0.20) 0.10 (0.05, 0.19)
1)	One patient did not return for Day 7 and 28 visits.
2)	Including patients receiving 30, 90 and 150 mg of larsucosterol.
3)	Excluding patients receiving 150 mg of larsucosterol.
4)

Maddrey’s Discriminant Function (MDF or DF) is calculated using the patient’s prothrombin time and serum bilirubin level. DF was introduced in 1978 as a predictor of significant mortality risk for AH patients. A DF≥32 identified AH patients with a 30-day mortality rate of ≥50%.

The Lille scores of patients treated with larsucosterol in this trial were also significantly lower than several selected published historical studies (Hepatology 2007, 45:1348-1354; Gut 2011, 60:255-260), in which patients had similar baseline bilirubin, albumin, creatinine, prothrombin time and DF scores, and were treated with standard of care with or without corticosteroids.  Of course, due to the historical nature of these studies, such comparisons should be taken cautiously.

A sub-group analysis was conducted to compare severe AH patients in the 30 mg and 90 mg dosing groups (n=8) with well-matched severe AH patients (n=13) who received corticosteroids for 28 days in a contemporaneous study at the University of Louisville (UL).  Patients shown below in the UL steroid group had a mean baseline MELD of 24.46 and mean baseline Maddrey’s DF score of 62.98. The 8 patients in the larsucosterol group had baseline mean MELD of 24.50 and mean baseline Maddrey’s DF score of 61.25.  All patients treated with larsucosterol survived the 28-day follow up period, while 3 of the 13 patients (23%) in the UL steroid group died within the first 28 days.

Treatment Groups - Lille score
Lille Score
1.5
1.0
0.5
0.0
P = 0.014
Steroid
DUR928
AH patients

The steroid group in the above graph includes the 7 severe AH patients treated with steroids from the UL group shown in the MELD vs Lille graph above plus an additional 6 severe AH patients subsequently treated in the UL study.

Bilirubin

Bilirubin is formed by the breakdown of red blood cells in the body.  The level of total bilirubin in the blood is an indication of how the liver is functioning.  High bilirubin levels usually signify liver dysfunction and disease.  In this trial, patients treated with larsucosterol had a significant early reduction from baseline in bilirubin by day 7.  Patients with more elevated bilirubin at baseline (serum bilirubin >8 mg/dL) had a median reduction from baseline of 25% by day 7 and 48% by day 28.

Serum Bilirubin Change by Time
% Reduction from Baseline (Median)
0
-10
-20
-30
-40
-50
-60
0
7
14
21
28
Day
All*
MDF≥32*
MELD 21-30
Bilirubin>8*

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

MELD is another common scoring system used to assess the severity and prognosis of AH patients.  Patients with MELD scores of 11-20 are classified as having moderate AH and patients with MELD scores of 21-30 are classified as having severe AH.  As with Lille scores, the lower the MELD score, the better the prognosis for the AH patient. In this study (shown in the chart below), the median reduction from baseline in MELD among all larsucosterol treated patients was >2 points and among those with baseline bilirubin levels >8 mg/dL was 5 points by day 28.

MELD Score Change by Time
MELD Score (Median)
26
24
22
20
18
0
7
14
21
28
Day
All*
MDF≥32*
MELD 21-30
Bilirubin>8*

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

MELD is calculated based on (a) bilirubin, (b) serum creatinine (sCr), and (c) International Normalized Ratio (INR), which is a measure of prothrombin time.

Safety and Pharmacokinetics

In the Phase 2a study of larsucosterol in AH, larsucosterol was well tolerated at all doses tested.  There were no drug-related serious adverse events and only three adverse events designated as possibly or probably related to larsucosterol: one occurrence of moderate generalized pruritus, one mild rash and one grade two alkaline phosphatase elevation.  There were no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events.  All patients treated with larsucosterol survived through the 28-day follow-up period. Drug exposures were dose proportional and were not affected by the severity of the disease.

In December 2020, we announced that the FDA had granted larsucosterol Fast Track Designation for the treatment of AH.  The FDA grants Fast Track Designation to facilitate development and expedite the review of therapies with the potential to treat a serious condition where there is an unmet medical need. A therapeutic that receives Fast Track Designation may benefit from early and frequent communication with the agency in addition to a rolling submission of the marketing application, with the objective of getting important new therapies to patients more quickly.

In January 2021, we announced the dosing of the first patient in our Phase 2b study in subjects with AH to evaluate saFety and effIcacy of larsucosterol treatMent (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of larsucosterol in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus standard of care (SOC, which may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician); (2) larsucosterol (30 mg); and (3) larsucosterol (90 mg). All patients in the trial receive supportive care. Patients receive an intravenous (IV) dose of larsucosterol or placebo (sterile water) on day 1 and a second

IV dose on day 4 if they are still hospitalized.  The primary outcome measure will be the 90-day survival rate for patients treated with larsucosterol compared to those treated with placebo plus SOC.  Secondary endpoints include 28-day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting more than 60 clinical trial sites across the United States, U.K., E.U. and Australia.

Phase 1 trials of larsucosterol administered through injection have supported the development of larsucosterol in AH. The initial Phase 1 trial in healthy subjects was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected larsucosterol. The 24-subject study (16 healthy volunteers on the drug and 8 on placebo) of four escalating dose levels resulted in dose proportional systemic exposure of larsucosterol. Larsucosterol was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy subjects, in which participants received IM-injected larsucosterol for 5 consecutive days (8 subjects on the drug, 2 on placebo) using the next to highest dose from the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending dose intravenous (IV) infusion study with 16 healthy subjects and observed no treatment-related serious adverse events. The systemic exposure following IV infusion was dose proportional.

A Phase 1 drug-drug interaction study conducted in healthy subjects demonstrated that neither orally administered nor intravenously injected larsucosterol at doses tested affected the safety and PK of midazolam, a drug metabolized by CYP3A4, which is one of the important enzymes associated with clinically relevant drug-drug interactions.

We have also conducted a Phase 1b study with injected larsucosterol in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (MCS), matched by age, body mass and gender with normal kidney function. This study was a single-site, open-label, single-ascending-dose study in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of intramuscular injected larsucosterol. The low dose cohort consisted of 6 patients with CKD and 3 MCS; the high dose cohort consisted of 5 CKD patients and 3 MCS.  In this trial, larsucosterol was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the MCS were comparable.

Chronic Liver Disease Program with Orally Administered Larsucosterol

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) is the most common form of chronic liver disease in both children and adults.   It is estimated that NAFLD affects approximately 30% to 40% of adults and 10% of children in the United States. Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of 3-5% globally. No drug is currently approved for treatment of NAFLD or NASH.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop larsucosterol.

Clinical Program.    In 2020, we completed a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of larsucosterol in NASH patients with stage 1-3 fibrosis. Larsucosterol (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial. Key endpoints included safety and PK, and clinical chemistry/efficacy signals, such as liver enzymes (ALT, AST and GGT), serum lipids (e.g., triglycerides), biomarkers (e.g., CK-18s, inflammatory cytokines), and insulin resistance (i.e., HOMA-IR), as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF and FibroScan®).

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

Patients in the 50 mg or 150 mg dose groups also had statistically significant median reduction at day 28 from baseline of serum triglycerides (-13% in the 50 mg group) or LDL-C (-11% in the 150mg group). Patients with elevated baseline triglycerides (≥200 mg/dL; n=16) across all dose groups had a median reduction at day 28 from baseline of -24% (p <0.01).  Furthermore, patients in the 50 mg and 150 mg groups had 22% and 18% median reductions (not statistically significant) of HOMA-IR from baseline respectively after 4 weeks of daily oral dosing of larsucosterol. The 600 mg group did not show a change in HOMA-IR.

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

Larsucosterol was well tolerated at all three doses evaluated. There were no serious adverse events reported during the study, and no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events. PK parameters after repeat dosing were comparable to those after a single dose (from a prior study), indicating no accumulation of the drug after repeat dosing.  We are working with a number of disease experts to determine next steps for larsucosterol in NASH.

We have completed multiple Phase I trials in healthy subjects with orally administered larsucosterol. These included single-ascending-dose and multiple-ascending-dose studies as well as a food effect study. In all of these studies larsucosterol was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed and no accumulation in plasma concentrations or food effects were observed with repeat dosing.

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic NASH patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function) utilizing orally administered larsucosterol. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated larsucosterol well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS.  In addition, the systemic exposure following the low and high doses of larsucosterol was dose dependent.

While this study was not designed to assess efficacy, we observed statistically significant reductions from baseline of several biomarkers after both doses of larsucosterol.   A single oral dose of larsucosterol significantly reduced the levels of both full-length (M65) and cleaved (M30) cytokeratin-18 (CK-18), bilirubin, hsCRP, and IL-18 in these subjects.  The mean reduction of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction of total bilirubin (a liver function marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP) (a marker of inflammation) at the measured time point of greatest effect (24 hours after dosing) was 8% in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18 (an inflammatory mediator) at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

We have also conducted a Phase 1b open-label, multi-center U.S. study to evaluate the safety, tolerability, and pharmacokinetics (PK) of larsucosterol in subjects with moderate (Child-Pugh B scores, n=10) and severe (Child-Pugh C scores, n=7) hepatic function impairment (HI), and matched control subjects (MCS, n=10) with normal hepatic function. Each subject received a single oral dose of 200 mg larsucosterol. Results from this study were presented at the International Liver Conference 2021 (EASL). Larsucosterol was safe and well-tolerated by all moderate and severe HI subjects with no adverse events and no dose-limiting toxicity reported throughout the study. As expected, clearance of larsucosterol was decreased in HI subjects compared to MCS with normal hepatic function, resulting in a 4-10-fold higher drug exposure (Cmax and AUC) in HI subjects. Additionally, a single oral dose of 200 mg of larsucosterol in subjects with HI resulted in statistically significant median reductions from baseline of the apoptosis biomarker M30 (cCK-18) at 12 hours post-dose.

Collectively, the biological signals observed in NASH and HI patients plus results from our animal and cell culture studies suggest potential therapeutic activity of larsucosterol for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of larsucosterol, and there is no assurance that these biomarker, clinical chemistry and liver imaging effects will be associated with clinically relevant benefits, or that larsucosterol will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll.  Pursuant to the Innocoll Agreement, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. The License Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll agreed to pay us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the License Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment.  At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. We will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. We are eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, we will receive tiered low to mid-double-digit royalty payments of net sales of POSIMIR in the United States. Pursuant to the terms of the License Agreement, except as otherwise expressly provided in the License Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the United States.  Innocoll has stated that they expect to launch POSIMIR in the second quarter of 2022, subject to commercial supply timelines.

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

ORADUR™-ADHD Program

We developed a proprietary drug product for the treatment of ADHD called Methydur in collaboration with Orient Pharma (OP), a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan. We have licensed worldwide Methydur rights to OP and they launched Methydur commercially in Taiwan in September 2020. OP may seek commercialization partners in other countries throughout the world, including China and the U.S. We receive a single digit royalty on sales of Methydur by OP or its commercialization partners as well as potential milestones and sub-license fees.

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

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenetic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenetic Regulator Program. We believe that these new chemical entities may have utility in acute organ injuries such as AH and for several metabolic diseases such as NASH.  We believe that these product candidates may be of interest to other pharmaceutical companies and that it may be possible to license the rights to certain products, formulations, indications or territories from this program while retaining the rights to other product candidates, formulations, indications or territories for either our own development and commercialization or for licensing at a later stage of development. The sale of our LACTEL product line to Evonik in the fourth quarter of 2020 has streamlined the company and sharpened our focus on developing larsucosterol, the lead product candidate in our Epigenetic Regulator Program.

Focus on Certain Acute Indications and Chronic Debilitating Medical Conditions.    Many of the diseases and disorders that present great challenges to medicine include acute organ injury, metabolic disorders, and other acute and chronic conditions. Our current efforts focus on exploiting our Epigenetic Regulator Program through which we have identified new chemical entities, including larsucosterol, our lead compound, that may have utility in conditions such as acute organ injuries, including AH and chronic metabolic/lipid disorders, including NASH.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that we are pursuing multiple indications with our lead epigenetic regulator, larsucosterol, and we have several early-stage programs being developed in collaboration with partners.  Between our own programs and those where we have collaborated, we have multiple programs with the potential to generate significant value. We believe that having multiple indications and programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our indications or programs.

Enable Product Development Through Strategic Agreements.    We believe that entering into selective strategic collaborations and other arrangements with respect to our product development programs and technology can enhance the success of our product development and commercialization, leverage and exploit the value of our intellectual property portfolio, mitigate our risk and enable us to better manage our operating costs. Additionally, such collaborations and arrangements enable us to leverage investment by third parties and reduce our net cash burn, while retaining significant economic rights.

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

Strategic Agreements

We have entered into the following strategic collaboration and other key agreements:

Innocoll Pharmaceuticals Limited. In December 2021, we entered into the Innocoll Agreement, pursuant to which, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States with respect to all uses and applications in humans. The License Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll agreed to pay us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the License Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment.  At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. We will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. We are eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, we will receive tiered low to mid-double-digit royalty payments of net sales of POSIMIR in the United States. Pursuant to the terms of the License Agreement, except as otherwise expressly provided in the License Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the United States.  The License Agreement includes customary representations and warranties on behalf of us and Innocoll, including representations as to the licensed intellectual property, regulatory matters and compliance with applicable laws. The License Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.

Virginia Commonwealth University Intellectual Property Foundation. We have entered into an exclusive in-license and research and development agreement with the Virginia Commonwealth University Intellectual Property Foundation regarding certain new chemical entities under development through our Epigenetic Regulator Program, including larsucosterol. Under this licensing arrangement, we have agreed to undertake certain efforts to bring licensed products to market, pay for prosecution of related patents and report on progress to VCU. In addition, we are obligated to pay low single-digit percentage patent royalties on net sales of licensed products, subject to annual minimum payments and additional milestone payments. This license includes rights to nine patent families. We may terminate this agreement at any time by written notice, and VCU may terminate this agreement by written notice if there is an uncured material breach.

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

Santen Pharmaceutical Co., Ltd.    In December 2014, we and Santen entered into a definitive agreement (the “Santen Agreement”), pursuant to which, we granted Santen an exclusive worldwide license to our proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing our SABER technology to deliver an ophthalmology drug. Santen controls and funds the development and commercialization program, and the parties have established a joint management committee to oversee, review and coordinate the development activities of the parties under the Agreement.

In connection with the license agreement, Santen paid us a non-refundable upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2021), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2021). Santen also pays for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Agreement without cause at any time upon prior written notice, and either party may terminate the Agreement upon certain circumstances including a material uncured breach. As of December 31, 2021, the cumulative aggregate payments received by us under this agreement were $3.3 million. Since 2018, the parties have been working together on a limited set of research and development activities funded by Santen.

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

LACTEL® Absorbable Polymers

On December 31, 2020, we closed an Asset Purchase Agreement with Evonik Corporation (Evonik), pursuant to which Evonik purchased certain assets related to our LACTEL Absorbable Polymers product line. Under the terms of the Asset Purchase Agreement, Evonik paid us approximately $15.1 million and also agreed to assume certain liabilities with respect to the transferred assets and assembled workforce.

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

Suppliers

We purchase the larsucosterol drug substance from a third-party manufacturer and larsucosterol clinical trial materials from another third-party manufacturer. As needed, we purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including Methydur, POSIMIR, and SucroMate, from Eastman Chemical Company. We expect that we will continue to be able to obtain sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from sales of the ALZET product line to academic and pharmaceutical industry researchers, and from the sale of certain key excipients that are included in POSIMIR, Methydur Sustained Release Capsules, SucroMate and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2021, Innocoll accounted for 37% of our total revenue. In 2020, Gilead accounted for 76% of our total revenues pursuant to an agreement that has been terminated.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in qualified facilities. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of larsucosterol and POSIMIR (now assigned to Innocoll). In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including larsucosterol dosage forms and POSIMIR. In the future, we may develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third-party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California. We manufacture our ALZET product line and certain key components for POSIMIR and Methydur at one of our California facilities.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary molecules and technology, inventions and improvements that are important to the development of our business. As of March 3, 2022, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 135 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes ten in-licensed patent families and eleven patent families solely owned by us. Five patent families each include at least one granted patent that could provide protection until at least 2026, 2032, 2033, 2034, and 2035, respectively. The other patent families include pending patent applications, which if granted, could result in patents providing protecting until at least 2037 to 2042.  Patent terms are potentially subject to terminal disclaimers as well as patent term adjustments and extensions. Of the twenty-one patent families covering larsucosterol and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other eleven have been filed or likely will be filed both in the U.S. and internationally. Since larsucosterol is an endogenous molecule, patent claims directed to larsucosterol compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and seven of the larsucosterol U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by four patent families. Two patent families include granted patents that could provide protection until 2025 and 2026, respectively. The other two patent families include pending patent applications, which if granted, could result in patents expiring in 2041 and 2042, respectively. In Europe, POSIMIR is covered by two granted patents with one that could expire in 2025 and one that could expire in 2026.  The families that could provide protection until at least 2041 and 2042, respectively, will likely be filed in Europe.

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

Because patent applications in the U.S. are typically maintained in secrecy for at least 18 months after filing and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make inventions or file for protection of inventions set forth in our patents or patent applications.

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license to continue developing or marketing these products. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Litigation or similar proceedings could result in substantial costs to and diversion of effort by us and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our pharmaceutical products under development on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Evolving safety concerns can result in the imposition of new requirements for expensive and time-consuming tests, such as for QT interval cardiotoxicity testing. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, any problems associated with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Any pharmaceutical products that we may develop and obtain approval for would also be subject to adverse findings of the active drug ingredients being marketed in different dosage forms and formulations. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our pharmaceutical products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

Any pharmaceutical products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product or the active pharmaceutical ingredient or other components of the product. The FDA may also require post-approval clinical or non-clinical trials.  Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements.

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

The U.S. federal Anti‑Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third‑party payor, including commercial insurers.

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

Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. 89Bio, AbbVie, Afimmune, Akaza Bioscience, Akero Therapeutics, Ascletis, AstraZeneca, Axcella Health, Bristol Myers Squibb, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Evive Biotech, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals,  Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Surrozen, Terns Pharmaceutical, Thera Technologies, Viking Therapeutics, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  We also face competition for our ALZET product line from other companies including low-cost foreign competitors.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. Our principal executive offices are located at 10260 Bubb Road, Cupertino, California 95014. Our telephone number is (408) 777-1417, and our website address is www.durect.com. Information contained on our website is not a part of this Annual

Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website to access all of this information is www.sec.gov. Our Code of Ethics can be found on our website.

Human Capital

Our approach to human capital resource management starts with our mission to advance novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Our industry exists in a complex regulatory environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct R&D activities and the complex manufacturing requirements for biopharmaceutical products.

The biopharmaceutical industry is highly competitive and recruiting and retaining employees is critical to the continued success of our business. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All  human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principal of equal employment opportunity, meaning that they are made on the basis of individual skills, knowledge, abilities, job performance and other legitimate criteria and without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable law.  By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, our platform technologies, business and operations, and also protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees.

Our base pay program aims to compensate management and staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. We also provide annual incentive programs to reward our management team and staff members in alignment with achievement of Company-wide goals that are established annually and designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. Our management team and staff members are eligible for the grant of equity awards under our long-term incentive program that are designed to align the experience of these staff with that of our stockholders. All management team and staff members also participate in a regular performance measurement process that aligns pay to performance and through which they receive performance and development feedback.

Our benefit programs are also generally broad-based, promote health and overall well-being and emphasize saving for retirement. All management team and regular staff members are eligible to participate in the same core health and welfare and retirement savings plans. Other employee benefits include employee stock purchase plan, medical plans, dental plans, vacation and sick-pay plans, employee assistance programs, flexible spending accounts, life and accident insurance and short and long-term disability benefits.

Our Compensation Committee provides oversight of our compensation plans, policies and programs.

As of March 3, 2022, we had 79 employees, including 45 in research and development, 10 in manufacturing and 24 in selling, general and administrative. At least 36 of our employees have advanced degrees of some sort (e.g., MD, PhD, DVM, JD, MBA).  The Company strives for gender diversity and diversity beyond gender throughout the organization. Of our employees, 38% are male and 62% are female.  From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 3, 2022 are as follows:

Name	Age	Position
James E. Brown, D.V.M.	65	President, Chief Executive Officer and Director
Michael H. Arenberg, J.D., M.B.A.	52	Chief Financial Officer
Norman L. Sussman, M.D.	69	Chief Medical Officer
Judy R. Joice	65	Senior Vice President, Operations and Corporate Quality Assurance

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

Summary

•

We are dependent on the success of larsucosterol (also called DUR-928) and the path to regulatory approval is uncertain; we cannot be certain that it will ever receive regulatory approval or be commercialized

•	Fast Track Designation for larsucosterol in AH may not actually lead to faster FDA review or an approval
•	Safety data and indications of activity from completed larsucosterol clinical trials may not predict safety, activity or efficacy in future trials
•	Open-label trials of larsucosterol in NASH and AH have inherent limitations
•	Ongoing and future clinical trials for larsucosterol may be delayed and may not demonstrate efficacy or safety
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates
•	Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs
•	The COVID-19 pandemic has impacted and may adversely impact our business for the foreseeable future, including posing challenges to conducting clinical trials
•	We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult; failure to fulfill our obligations may cause the repayment obligations to accelerate
•	We will require and may have difficulty or be unsuccessful in raising needed capital in the future

•	We do not control the commercialization of POSIMIR, PERSERIS or Methydur
•	For certain of our product candidates, we depend on third-party collaborators, and we have limited or no control over their development, regulatory strategy or potential commercialization
•	Cancellation of collaborations may adversely affect potential economic benefits
•	If we do not enter into new collaboration agreements, our revenues and/or cash flows will be reduced relative to prior periods
•	Our cash flows are likely to differ from our reported revenues
•

Our business strategy includes entering into additional collaborative agreements to support development, clinical trials, manufacturing and commercialization of product candidates. We may not be able to successfully negotiate or enter into acceptable collaboration agreements

•	Failure to comply with governmental regulations could materially harm our business
•	We have a history of operating losses, expect to continue to have losses and may never achieve profitability; and we may not successfully manage our company through varying business cycles
•	We may develop our own sales force and commercial group to market future products, but we have limited sales and marketing experience and may not be able to do so effectively
•	Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues
•	Global credit and financial market conditions could negatively impact the value of our investments
•	We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel
•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations
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
•

If we are unable to protect, maintain or enforce our IP rights or secure rights to third-party IP, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us, which may depend on our IP

•

We may be sued by third parties claiming that our products or product candidates infringe on their IP rights, particularly because there is substantial uncertainty about the validity and breadth of biopharmaceutical patents

•	Competitive products or technologies could impair our ability to establish, maintain or grow our business
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

•	Our operating history makes evaluating our stock difficult, the price of our stock may be volatile
•	Investors may experience substantial dilution of their investment
•	Our ability to use net operating losses and other tax attributes is uncertain and may be limited

•	We have broad discretion over the use of our cash and investments, which may not always yield a favorable return
•	Our certificate of incorporation, bylaws and Delaware law could discourage an acquisition of us
•	Having Delaware as the exclusive forum for substantially all disputes between us and our stockholders could limit our stockholders’ ability to obtain a favorable judicial forum for disputes
•	Our stock price currently does not meet the minimum bid price for continued listing on Nasdaq.

Risks Related To Our Business

We are dependent on the success of larsucosterol and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of larsucosterol, which has completed multiple clinical trials, including a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently enrolling patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. Larsucosterol will require additional development, including completion of ongoing clinical trials and potentially additional clinical trials as well as potentially further preclinical studies, and other non-clinical parameters, to obtain regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances or approvals will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if larsucosterol fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance larsucosterol through clinical development and the approval processes. We consider larsucosterol to be our lead and most important asset. If larsucosterol fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of larsucosterol, which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

We do not anticipate that larsucosterol will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for larsucosterol, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other treatments. The success of larsucosterol may also be limited by the prevalence and severity of any adverse side effects, including mortality. If we fail to obtain regulatory approval and successfully commercialize larsucosterol, we may be unable to raise sufficient capital or generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Fast Track designation of larsucosterol by the FDA may not actually lead to a faster development or regulatory review or approval

The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. Even though larsucosterol has received Fast Track designation for the treatment of AH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, or receive FDA approval at all, in that indication or any other. A Fast Track designation does not change the standards for approval. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Safety data and indications of activity from completed Phase 1 and 2 clinical trials of larsucosterol may not predict safety, activity or therapeutic efficacy in future trials

Although Phase 1 and Phase 2 clinical trials of larsucosterol have shown positive initial data in AH patients, including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated in NASH patients that larsucosterol may lead to the reduction from baseline in liver enzymes, liver stiffness and serum lipids as well as certain biomarkers, such initial results, indications of activity and biomarker changes as well as favorable tolerability may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that larsucosterol may not demonstrate therapeutic efficacy in larger placebo-controlled trials such as AHFIRM, despite encouraging initial data and improvements in biomarker levels in smaller, early trials. The failure of larsucosterol to show efficacy in one indication may negatively affect its perceived value in other indications, and the emergence of safety signals in ongoing or future clinical trials would significantly harm our business.

Open-label trials of larsucosterol in NASH and AH have inherent limitations

The most recently completed NASH and AH trials of larsucosterol were open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that the patients received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Additionally, larger placebo-controlled clinical trials are required to evaluate the safety and efficacy of larsucosterol to treat any indication, including AH and NASH. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of larsucosterol in a statistically significant or clinically meaningful manner.

Ongoing and future clinical trials for larsucosterol in AH may be delayed and may not demonstrate efficacy or safety in the indications tested

The Phase 2b AHFIRM trial of larsucosterol in patients with AH is subject to potential delays resulting from the COVID-19 pandemic as well as timing of entering contracts with clinical sites and contract research organizations, obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites in the U.S., U.K., E.U. and Australia, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  There can also be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials of larsucosterol will also be seen in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of the AHFIRM trial to achieve desired results in its anticipated timeframe would negatively impact our business and ability to raise additional capital.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of larsucosterol or any other product candidate

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unfavorable events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at one or more prospective trial sites;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites. We may be forced to accept unfavorable contract provisions in such agreements based on country, territory or local laws or requirements of institutions or IRBs where important clinical investigators practice;

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

Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs

While we have entered into contract manufacturing agreements with multiple vendors for larsucosterol, we currently have a third-party sole supplier for GMP supplies of larsucosterol. This third party is our sole source for the drug product required for development and commercialization of this drug candidate.

The reliance on a sole or limited number of suppliers could result in:

•	an inability to obtain an adequate supply of larsucosterol;

•

delays associated with finding and contracting with a new supplier (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the know-how and technology required to perform the services to the new supplier; and

•	reduced control over pricing, quality and delivery time.

There can be no assurance that we will receive sufficient quantities of larsucosterol to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of larsucosterol. In addition, certain of our third-party manufacturers and suppliers may be experiencing delays as a result of the COVID-19 pandemic or have otherwise encountered delays in providing their goods and services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from the pandemic, including staffing shortages, raw material shortages, production slowdowns and/or disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have supply agreements in place for certain components of our products and product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated without DURECT’s consent at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a commercially reasonable quantity, quality, cost and timing. In addition, certain of our suppliers may be experiencing delays as a result of the COVID-19 pandemic or have otherwise encountered delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like), products or product candidates, could cause us to seek alternative sources of supply or attempt to manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our products or product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to obtain commercial product supplies or complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. The COVID-19 pandemic has affected and is likely to continue to affect the manufacturing and shipment of goods globally. Many countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of the components and drug substances used in our products or product candidates for any reason, including due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19, could adversely impact our business and hinder our growth.

The COVID-19 pandemic has impacted and may adversely impact our business for the foreseeable future

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of larsucosterol in severe alcohol-associated hepatitis (AH) patients, and it has delayed and may in the future delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there have been and may continue to be longer lead times required for acquiring components and supplies used in manufacturing of larsucosterol, and there have been periods of reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product line and impact our operating results. The COVID-19 pandemic may also adversely impact our ability to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, the impact of new variants of the virus, and the actions that may be required to contain the COVID-19 virus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

The path to regulatory approval of larsucosterol is uncertain

Larsucosterol is in clinical development for the potential treatment of AH; NASH is also being explored. In AH and NASH, there are no currently approved drugs. We will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, potentially including the size and design of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for larsucosterol.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of larsucosterol.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for larsucosterol, we may curtail or limit our development activities for this product candidate.

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients within a reasonable period of time. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Initiation of and enrollment in many clinical trials has been and is being adversely affected by COVID-19, which has at times caused some institutions to stop enrolling patients, has created a large number of clinical trial proposals for potential clinical trial sites to review and consider, and has caused many individuals to avoid contact with hospitals or other healthcare providers.  Additionally, some of the patients in our clinical trials, including AH patients, are hospitalized and concerns about exposure to COVID-19 limit clinical trial staff’s access to patients, the frequency of interactions between patients and staff, the ability to obtain blood draws and other biological sample collection, and may limit the ability to ship samples to outside laboratories for analysis. In areas heavily impacted by COVID-19, there may be limited hospital staff available for clinical trial activities due to staff becoming infected or due to de-prioritization of clinical trial activities. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for larsucosterol if we are unable to sign and maintain sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be enrolled in these trials or COVID-19-related issues may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

The FDA or other regulatory agencies may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the regulatory agency’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA or other regulatory agencies may request additional information regarding the efficacy or safety of our product candidates, and providing such additional information could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA, or other regulatory agencies, may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA or other regulatory agency approval, the regulatory agency may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a REMS program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2021) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. Any increases in prevailing interest rates could increase our expenses under the Loan Agreement. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We will require and may have difficulty or be unsuccessful in raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to conduct the research, development, manufacturing and clinical testing of our product candidates, funding and establishing additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the pre-commercial and commercial activities associated with the marketing, sales and distribution of our products and product candidates. We will require additional funds for these purposes. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of the above-mentioned activities which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from December 31, 2021. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

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

We do not control the commercialization of POSIMIR, PERSERIS or Methydur

We rely on Innocoll for the commercialization of POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll is responsible for completing post-marketing non-clinical studies and any additional studies required by FDA, and negative results from these studies could adversely affect commercialization of POSIMIR. Innocoll is also responsible for manufacturing POSIMIR. If Innocoll does not successfully launch and then grow POSIIMIR sales, the royalty payments we receive under our agreement with them will be limited and we may not receive any milestone payments from them. We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that PERSERIS sales will maintain current levels or grow materially.  If Indivior does not successfully grow PERSERIS sales, future earn-out payments we receive under our agreement with them will be limited. We rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of each of these products may be negatively impacted by the COVID-19 pandemic.

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals.  We have entered into agreements with Innocoll, Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our products or product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, from changes in strategy of the other party or for other reasons. In these cases, the product rights revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult, unattractive or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, termination of our agreements with Innocoll, Santen or Orient Pharma could have negative effects on the Company.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements may be recorded as deferred revenue, in which case they are generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of December 31, 2021, we had $910,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our products and product candidates, including, but not limited to larsucosterol and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially attractive terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forgo the exploitation of certain opportunities, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

Failure to comply with ongoing governmental regulations for our products or product candidates could materially harm our business

Developing, manufacturing, marketing or promoting a drug is subject to very strict regulations and controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies or surveillance. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial value of our products or product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to meet GMP, GLP and/or other governmental requirements for drug development;
•	failure to obtain approvals for commercially valuable intended uses of our products and product candidates; or
•	FDA required product withdrawals, clinical holds or warnings arising from identification of serious adverse side effects in our products and product candidates.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2021, had an accumulated deficit of approximately $526.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

To date, we have not generated significant revenue from royalties, earn-out payments, milestone payments or the commercial sale of our products or product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our products and product candidates in the near future, do not expect to receive meaningful royalties from POSIMIR until the product has been successfully launched and achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

Changes in tax law could adversely affect our business and financial condition

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET product line. We may choose to develop our own sales force and commercial group to market larsucosterol, if approved, or other products that we may develop in the future. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales and marketing personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development and provide that commercial team with sufficient financial and other resources, we may not be able to effectively launch or commercialize these or any other products. We may not be able to effectively sell our products and product candidates, if approved, and our failure to do so could limit or materially harm our business.

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators (including Innocoll, Indivior and OP Pharma) compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, where applicable, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, where applicable, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

•	fail to adequately market our products or product candidates;
•	fail to satisfy financial or contractual obligations to us;
•	cease operations, terminate our collaboration or re-allocate resources away from our products or product candidates with little or no notice to us;
•	offer, design, manufacture or promote competing product lines;

•	fail to maintain adequate inventory and thereby restrict use of our products or product candidates; or
•	build up inventory in excess of demand thereby limiting future purchases of our products of product candidates resulting in significant quarter-to-quarter variability in our sales.

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our products and product candidates will hurt our business, prospects, financial results and may impact our access to capital.

We rely heavily on third parties to support development, clinical testing and manufacturing of our products and product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our products and product candidates. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our products, product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our products and product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with their contractual obligations to us, applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates or commercialization of our products, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at December 31, 2021. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities of one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time.  We may need to hire additional qualified personnel and may not be able to do so on a timely basis, if at all

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenetic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. The market for qualified personnel in the San Francisco Bay Area is very competitive and we may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records (referred to as the "Great Resignation"), further increases the challenge of employee retention. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources as well as difficulties or inability to raise sufficient capital to fund the Company’s operations.

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

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, some investors may find our common stock less attractive

We are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. Because we are not required to have our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal control may remain undetected for a longer period. In addition, if investors may find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price for our common stock as well as our ability to raise capital may be negatively affected.

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

As of March 3, 2022, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 135 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Innocoll, Orient Pharma and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such disputes which we would otherwise spend on our business.

We may be sued by third parties claiming that our products or product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of biopharmaceutical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our products, product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation and business prospects. We also may not have sufficient funds to litigate, particularly against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third-party intellectual property rights, and such collaborators may not defend against such claims adequately or successfully or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

Risks Related To Our Industry

The markets for our pharmaceutical products, product candidates and for our ALZET product line are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to establish, maintain or grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products, product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. 89Bio, AbbVie, Afimmune, Akaza Bioscience, Akero Therapeutics, Ascletis, AstraZeneca, Axcella Health, Bristol Myers Squibb, Cirius Therapeutics, CytoDyn, Dr. Falk Pharma, Eli Lilly, Enanta, ENYO Pharma, Evive Biotech, Galectin, Galmed, Genentech, Genfit, Gilead, Hanmi, HighTide Biopharma, Intercept, Inventiva Pharma, Ionis Pharmaceuticals,  Isotechnika, Kowa, LifeMax, Lipidio, Lipocine, Madrigal, MediciNova, MedImmune, Mitsubishi Tanabe, NGM Biopharmaceuticals, Nimbus, NorthSea Therapeutics, Novartis, Novo Nordisk, Pfizer, PharmaKing, Poxel, Promethera Biosciences, Seal Rock Therapeutics, Surrozen, Terns Pharmaceutical, Thera Technologies, Viking Therapeutics, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases.

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

Our relationships with physicians, patients and third-party payers are subject to applicable anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of POSIMIR and any additional product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us and our partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our partners may market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

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

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, clinical development, manufacture, marketing and sale of our products and product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our products and product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim(s) or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products and product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products or product candidates if and when approved. A product liability claim could also significantly harm our reputation and delay or prevent market acceptance of our products and product candidates.

Acceptance of our products and product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products or products we have licensed to others, including larsucosterol, if approved, POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of the products we have developed. If these products do not achieve widespread market acceptance, we will not achieve meaningful revenues.

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

If we or our third-party collaborators are unable to train physicians to use our products and product candidates to treat patients’ diseases or medical conditions, we may not achieve market acceptance of our products

Broad use of certain of our products, such as POSIMIR, will require extensive training of numerous physicians on their proper and safe use. The time required to train physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our products. Any delay in training would materially delay the demand for our products and harm our business and financial results. In addition, we or our partners may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

Risks Related To Our Common Stock

Our operating history makes evaluating our stock difficult

Our quarterly and annual results of operations have historically fluctuated and we expect will continue to fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with a limited number of approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We expect to require additional funds to complete the development of larsucosterol or our other product candidates, and to fund operating losses to be incurred in the next several years.

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed a shelf registration statement (“the 2021 Registration Statement”) to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through an at the market sales agreement with Cantor Fitzgerald (the “2021 Sales Agreement”).  When the 2021 Registration Statement was declared effective in August 2021, the 2021 Sales Agreement replaced a prior similar 2015 Sales Agreement with Cantor Fitzgerald. Any sales in the public market of our common stock, under our 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. Through several financings between 2019 and March 3, 2022, and through our 2015 Sales Agreement and 2018 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million. As of March 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement. In addition, as of December 31, 2021, 25,362,025 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.39 per share, 6,793,921 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 383,412 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past, including as recently as February 2022, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules. Each time, we were given a period of 180 days from the date of the notification and in one case an extra 180-day period to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

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

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use any or all of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If an ownership change limitation were to apply, utilization of our net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of larsucosterol or other product candidates;
•

announcements of FDA non-approval of our product candidates, approvals with narrow indications, commercially limiting labels, clinical holds or delays in the FDA or other foreign regulatory agency review process;

•

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our products and product candidates, clinical trials, manufacturing processes, accounting practices or sales and marketing activities, or those of our third-party collaborators;

•	announcements of technological innovations, patents, product approvals, sales performance or new products by our competitors;
•	failure of third-party collaborators to continue development or successful commercialization of the respective products and product candidates they are developing or commercializing;
•

failure by our commercial licensee (Innocoll) to successfully launch POSIMIR within a reasonable time, if at all, manufacture and store adequate supplies, and/or to achieve sales expectations and successfully commercialize POSIMIR;

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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus and its new variants, pronouncements by the Federal Reserve, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

We have broad discretion over the use of our cash and investments, and their investment may not always yield a favorable return

Our management has broad discretion over how our cash and investments are made and used. We may from time to time invest in ways with which our stockholders may not agree and that do not yield favorable returns.

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

As of March 3, 2022, there were approximately 96 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2021 and 2020 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “potential,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans and timelines for larsucosterol (also known as DUR‑928);
•	potential uses and benefits of larsucosterol to treat alcohol-associated hepatitis (also called alcoholic hepatitis or AH), non-alcoholic steatohepatitis (NASH), or other conditions;
•	the results and timing of clinical trials, the ability to enroll patients in clinical trials in a timely and cost-effective manner;
•

the likelihood of future clinical trial results of larsucosterol being positive and/or similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and timing of announcements of the results from our clinical trials;

•

the possibility of filing for marketing approval for larsucosterol for the treatment of AH if the AHFIRM trial is successful and the likelihood of FDA or other regulatory bodies granting such marketing approval;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products, product candidates and technologies, including larsucosterol, POSIMIR, and our SABER and CLOUD technologies;
•

the potential milestone and royalty payments we may receive from Innocoll related to POSIMIR, earn-out payments we may receive from Indivior related to the commercialization of PERSERIS, and milestone, sub-license fees and royalty payments we may receive from Santen or Orient Pharma;

•	the progress of our third-party collaborations, including estimated milestones;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and product candidates and continued development and commercialization of our products and product candidates;

•

our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and/or manufacture excipients, products or product candidates;

•	market opportunities for product candidates in our product development pipeline;
•	potential regulatory filings for or approval of larsucosterol; the progress and results of our research and development programs and our evaluation of additional development programs;
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

This discussion and analysis generally addresses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  Larsucosterol (also known as DUR‑928), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  Alcohol-associated hepatitis (AH) is a life-threatening acute liver condition with no approved therapeutics and a 28-day and 90-day historical mortality rate of 20%-26% and 29%-31%, respectively.  After completing a Phase 2a trial where 100% of AH patients treated with larsucosterol survived the 28-day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM, in which we are evaluating larsucosterol’s life saving potential compared to placebo plus the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  We have also investigated larsucosterol in patients with nonalcoholic steatohepatitis (NASH) and are considering further development for this indication. In March 2021, a peer-reviewed research paper describing the binding sites and proposed mechanism of action of larsucosterol was published in The Journal of Lipid Research. The publication shows that larsucosterol (referred to in the paper as 25HC3S) binds to and inhibits the activity of DNA methyltransferases (DNMTs) DNMT-1, 3a and 3b, epigenetic regulating enzymes that add methyl groups to DNA (a process called DNA methylation) and have been shown to be elevated in AH patients. As such, by inhibiting DNMT activity, larsucosterol inhibits DNA methylation, thereby regulating the expression of genes that modulate crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, and reduced lipid accumulation and inflammation, as has been observed in various in vivo animal models and in results from our completed clinical trials in AH and NASH.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over 3 days in adults. In December 2021, we entered a license agreement with Innocoll Pharmaceuticals Limited, pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. Under the agreement, DURECT will earn low to mid double-digit royalties from net sales of POSIMIR and is eligible to receive up to an additional $132 million in milestone payments.

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma’s Methydur Sustained Release Capsules (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan.  We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last three years, we generated collaborative research and development revenues from collaborative agreements with Innocoll, Gilead, Santen and others.

Product Revenues

We also currently generate product revenue from the sale of two product lines:

•	ALZET® osmotic pumps which are used for animal research; and
•	certain key excipients that are included in Methydur and one excipient that is included in POSIMIR and in a marketed animal health product.

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Under the terms of the Asset Purchase Agreement, Evonik paid us approximately $15.1 million, and also agreed to assume certain liabilities with respect to the transferred assets and assembled workforce. The LACTEL product line is reflected as a discontinued operation in our statements of operations and comprehensive loss for the year ended December 31, 2020. Our financial information discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact of the LACTEL product line.

Because we consider our core business to be developing and commercializing pharmaceuticals, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenues related to collaborative research and development by extending and expanding our current collaborations as well as entering into additional research and development agreements with third-party collaborators to develop product candidates based on our drug delivery technologies.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2021, we had an accumulated deficit of $526.0 million. Our net losses were $36.3 million and $582,000, and for the years ended December 31, 2021 and 2020, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2022 compared to 2021 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses to increase in 2022 compared to 2021. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by our licensee, Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, contract research liabilities, and stock-based compensation. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Product Revenues, Net

We manufacture and sell ALZET osmotic pumps used in laboratory research, and manufacture and sell certain excipients for use as raw materials in certain products, including POSIMIR, an animal health product and Methydur.

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

Collaborative Research and Development Revenues

We enter into license agreements under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by us under approved work plans; development, regulatory, intellectual property and commercial milestone payments; payments for manufacturing supply services we provide ourselves or through our contract manufacturers; sales-based milestones and royalties on net sales of licensed products.  Each of these payments results in collaborative research and development revenues, except for revenues from royalties or earn-out payments on net sales of licensed products, which are classified as other revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for these arrangements containing multiple performance obligations, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We expect to recognize revenue for the variable consideration currently being constrained when it is probable that a significant revenue reversal will not occur.

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of raw materials or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and if so, they are accounted for as separate performance obligations.  If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in collaborative research and development revenues when the customer obtains control of the goods, which is upon delivery.

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on first commercial sale or the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or earn-out has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized material royalty revenue resulting from our collaborative arrangements or material earn-out revenues from any of our patent purchase agreements.

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

Results of Operations

Comparison of years ended December 31, 2021 and 2020

Collaborative research and development and other revenues

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development and other revenue primarily represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue from the recognition of upfront fees and milestone payments in connection with our collaborative or license agreements.

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

	Year ended December 31,
	2021	2020
Collaborator/Counterparty
Innocoll (1)	$4,100	$—
Gilead (2)	—	22,879
Other (3)	2,231	1,062
Total collaborative research and development and other revenue	$6,331	$23,941

(1)

We signed a license agreement with Innocoll on December 21, 2021, pursuant to which Innocoll agreed to pay a nonrefundable upfront license fee of $4.0 million and $1.3 million primarily for the sale of manufacturing supplies and excipients. In December 2021, we recognized $4.1 million as collaborative research and development and other revenue and $1.1 million in product revenue upon the transfer of control of the license and the manufacturing supplies excipients, and equipment to Innocoll, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment  (see Note 2 Strategic Agreements - Agreement with Innocoll in the financial statements).

(2)

We signed a license agreement with Gilead on July 19, 2019. Amounts related to recognition of upfront fees and milestone payments were zero and $22.7 million for the twelve months ended December 31, 2021 and 2020, respectively. We received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as our obligation was being satisfied using the cost-to-cost input method (see Note 2 Strategic Agreements - Agreement with Gilead Sciences, Inc. in the financial statements). In June 2020, we received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and us. As a result, we recognized all our remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received. Amounts recognized as revenue during the twelve months ended December 31, 2020 also included our reimbursable collaborative research and development services performed under our agreement with Gilead.

(3)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen) and (d) royalty revenue from OP Pharma with respect to Methydur net sales. Since 2018, we have been working with Santen on a limited set of research and development activities funded by Santen.

The decrease in collaborative research and development revenues in 2021 compared with 2020 was primarily due to lower revenue recognized from our agreement with Gilead, partially offset by higher revenue recognized from our agreements with Innocoll, Indivior, Santen and feasibility agreements with other companies.

Innocoll agreed to pay us a $4.0 million upfront fee and a payment of $1.3 million primarily for the sale of manufacturing supplies and excipients in connection with the license agreement signed in

December 2021.  Through December 31, 2021, $5.2 million had been recognized as revenue as there were no remaining substantive performance obligations to be provided to Innocoll by the Company.

We received a $25.0 million upfront fee in connection with the license agreement signed with Gilead in July 2019 and in October 2019 we also received a $10 million milestone payment from Gilead.  Through December 31, 2020, all of these amounts had been recognized as revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee was being recognized as collaborative research and development revenue over the term of our continuing involvement with Santen. At December 31, 2021, $1.2 million of the $2.0 million upfront fee had been recognized as revenue.

As of March 3, 2022, we had potential milestones of up to $208.0 million that we may receive in the future under our collaborative arrangements, of which $23.0 million are development-based milestones, $10.0 million are patent-based milestones and $175.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early-stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late-stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings and $15.0 million are related to regulatory approvals.  No milestone payments were received between December 31, 2021 and March 3, 2022, and we do not anticipate receiving any of these milestone revenues other than $2.0 million of a sales-based milestone triggered by first commercial sale of POSIMIR by Innocoll within the next twelve months, if at all.

Product revenues

In December 2020, we completed the sale of our LACTEL Absorbable Polymers product line to Evonik Corporation. Revenue from the LACTEL product line, related cost of product revenues, associated research and development, and selling, general and administrative has been reclassified to discontinued operations for all periods presented.

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line, and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $7.6 million and $6.2 million in 2021 and 2020, respectively.

The increase in product revenues in 2021 was primarily attributable to higher revenue from our ALZET osmotic pump product line as a result of higher units sold compared to 2020 and higher product revenue related to manufacturing supplies and excipients that are included in POSIMIR from the Innocoll license agreement entered in December 2021.

Cost of product revenues

Cost of product revenues was $2.0 million and $1.4 million in 2021 and 2020, respectively. Cost of product revenues includes the cost of product revenue from our ALZET product line, and certain excipients that are included in POSIMIR, Methydur and a marketed animal health product.

The increase in cost of product revenues in 2021 was primarily attributable to higher cost of goods sold related to certain excipients and materials that are included in POSIMIR from the Innocoll license agreement entered in December 2021, partially offset by lower cost of goods sold related to our ALZET product line arising from lower manufacturing costs in 2021 compared to 2020.

Stock-based compensation expense related to cost of product revenues was $19,000 and $13,000, in 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we had 10 and 9 manufacturing employees, respectively.

Research and development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $31.8 million and $27.7 million in 2021 and 2020, respectively. Stock-based compensation expense recognized related to research and development personnel was $1.2 million, and $981,000 in 2021 and 2020, respectively. We expect our research and development expenses to increase in 2022 compared to 2021 as we continue to incur research and development expenses related to larsucosterol.

Research and development expenses increased by $4.1 million in 2021 compared to 2020. The increase in 2021 was primarily attributable to higher research and development costs associated with larsucosterol, POSIMIR, depot injectable and other research programs, partially offset by lower research and development costs associated with the Gilead program compared to 2020, as more fully discussed below.

Research and development expenses associated with our major development programs after the removal of the effects of our sale of the LACTEL product line were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Larsucosterol	$25,074	$21,319
POSIMIR	4,249	3,656
Gilead program (1)	65	1,011
Depot injectable programs	1,388	862
Other	1,070	861
Total research and development expenses	$31,846	$27,709
(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Gilead.

Larsucosterol

Our research and development expenses for larsucosterol increased to $25.1 million in 2021 from $21.3 million in 2020, primarily due to higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with 2020.

We continue to assess the impact of the COVID-19 outbreak on our business, including our larsucosterol Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including larsucosterol trials, in our planned timeframe.

POSIMIR

Our research and development expenses for POSIMIR increased to $4.2 million in 2021 from $3.7 million in 2020, primarily due to higher consulting expenses and higher contract manufacturing expenses for POSIMIR.

It is possible that the COVID-19 pandemic will adversely impact the timing of potential commercialization of POSIMIR which is now controlled by Innocoll.

Gilead Program

Our research and development expenses for the Gilead program decreased to $65,000 in 2021 from $1.0 million in 2020, primarily due to lower employee-related costs and outside costs devoted to the program compared with 2020.  In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement.

Depot injectable programs

Our research and development expenses for depot injectable programs increased to $1.4 million in 2021 from $862,000 in 2020 primarily due to higher employee-related costs and higher outside expenses for these programs.

Other DURECT research programs

Our research and development expenses for all other research activities increased to $1.1 million in 2021 from $861,000 in 2020, primarily due to higher employee-related costs incurred for these programs.

As of December 31, 2021 and 2020, we had 45 and 46 research and development employees, respectively.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, uncertainties related to the COVID-19 outbreak, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” above.

Selling, general and administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing (including sales and marketing expenses for our ALZET product line) and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $14.4 million and $13.6 million in 2021 and 2020, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.4 million and $1.1 million in 2021 and 2020, respectively. We expect our selling, general and administrative expenses to increase in 2022 compared to 2021 as employee retention credits are no longer available.

Selling, general and administrative expenses increased by $838,000 in 2021 compared to 2020, primarily due to an advisory fee related to the execution of the Innocoll agreement in 2021 compared with 2020.

As of December 31, 2021 and 2020, we had 24 and 26 selling, general and administrative personnel, respectively.

Other income (expense).    Interest and other income were $156,000 and $517,000 in 2021 and 2020, respectively. The decrease in interest and other income in 2021 compared to 2020 was primarily the result of lower interest income generated as a result of lower interest rates associated with our cash and investments in 2021 compared with 2020.

Interest expense was $2.1 million and $2.2 million in 2021 and 2020, respectively. The decrease in interest expense in 2021 compared to 2020 was primarily due to lower interest rates associated with the term loan with Oxford Finance in 2021 compared to 2020.

Income taxes.  As of December 31, 2021, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $351.9 million, of which approximately $279.8 million will expire in the years 2022 through 2037, and approximately $72.1 million will not expire under current tax laws.  As of December 31, 2021, we had federal research and development tax credits of approximately $16.5 million, which expire at various dates beginning in 2022 through 2041, if not utilized. As of December 31, 2021, we had NOL carryforwards for state income tax purposes of approximately $239.1 million, which expire in the years 2022 through 2041, and state research and development tax credits of approximately $17.1 million, which do not expire under current tax laws. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2021 and 2020, we had net deferred tax assets of $116.4 million and $114.3 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2021 and 2020. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change is defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013, April 2016, June 2019 and February 2021, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million, 8.2 million and 13.8 million, 29.0 million and 20.4 million shares, respectively, of our common stock pursuant to effective registration statements. In 2016, 2017, 2018, 2019, 2020 and 2021, we issued approximately 5.2 million, 8.9 million, 9.6 million, 2.3 million, 5.3 million and 950,009 shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2021 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $70.0 million at December 31, 2021, which includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2021 as compared to cash, cash equivalents, cash held in escrow, investments and restricted investments totaling $56.9 million at December 31, 2020.

We used $37.3 million and $38.7 million of cash in operating activities in the years ended December 31, 2021 and 2020, respectively.  The cash provided by or used for operations was primarily to fund operations as well as working capital requirements. Our cash provided by or used in operating activities differs from our net loss in part due to the timing and recognition of up-front payments under collaborative agreements. Depending on the nature of the upfront payments received upon execution of collaborative agreements, which can either be recognized as revenue upfront in full or primarily recorded as deferred revenue and generally recognized over the period using a basis that best reflects the satisfaction of our performance obligations with the third-party collaborator pursuant to the applicable agreement.  The decrease in cash used in operating activities in 2021 compared to 2020 was primarily due to changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We generated $15.3 million and $9.4 million of cash from investing activities in the years ended December 31, 2021 and 2020, respectively. The increase in cash received from investing activities in 2021 was due to cash received from the sale of the LACTEL product line, partially offset by an increase in net purchases of available-for-sale securities. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The amount and timing of these capital expenditures will depend on, among other things, our research and development activities and needs, and the need for equipment replacements.

We generated $50.5 million and $15.7 million of cash from financing activities in the years ended December 31, 2021 and 2020, respectively. The increase in cash received from financing activities in 2021 was primarily due to higher net proceeds received from issuances of common stock in 2021 compared to 2020. In 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald, raising net proceeds of approximately $45.4 million.  In 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement. In 2020, we raised net proceeds of approximately $12.3 million from the sale of 5,308,002 shares of the Company’s common stock in the open market at a weighted average price of $2.39 per share pursuant to the October 2018 registration statement.

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, terminated our registration statement filed in August 2018 (File No. 333-226518) and allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald (the “2021 Sales Agreement”).  The 2021 Sales Agreement replaced a prior 2015 Sales Agreement.

As of March 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2021) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, that portion of the term loan that was due more than 12 months after December 31, 2021 was classified within non-current liabilities.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term.

The COVID-19 pandemic is impacting our business in several ways.  COVID-19 initially had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For larsucosterol, we may experience delays in patient enrollment of the Phase 2b AHFIRM clinical trial or disruptions in supplies of larsucosterol or other items required for clinical trials.  Delays and potential disruptions would increase the overall costs of development of larsucosterol. We are actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows. Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from December 31, 2021. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn revenues from our collaborative agreements, we may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including:

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

In 2021, there were no significant changes in our commercial commitments and contractual obligations.  In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2022	2023	2024	2025	Total
Term loan (1)	$1,612	$7,191	$9,408	$7,886	$26,097
Operating lease obligations	1,991	1,970	275	—	4,236
Total contractual cash obligations	$3,603	$9,161	$9,683	$7,886	$30,333

(1)	Includes principal, interest payments and final payments and assumes no acceleration of obligations.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This standard is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, including interim reporting periods within those years and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR), the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate contractual arrangements and hedging relationships that reference LIBOR.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2021, 100% of our investment portfolio was composed of investments with original maturities of one year or less and approximately 70% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2021 by year of maturity (dollars in thousands):

2022
Cash equivalents:
Fixed rate	$2,089
Average fixed rate	0.03%
Variable rate	$43,822
Average variable rate	0.26%
Short-term investments:
Fixed rate	$19,966
Average fixed rate	0.22%
Restricted investments:
Fixed rate	$150
Average fixed rate	0.02%
Total investment securities	$66,027
Average rate	0.24%

As of December 31, 2021, the fair value of our term loan was estimated to be $20.6 million. The Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2021) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DURECT Corporation (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Prepaid and accrued contract manufacturing and clinical research expenses
Description of the Matter

During the year ended December 31, 2021, the Company incurred $31,846 thousand in research and development related expenses, of which $854 thousand was accrued as of December 31, 2021. The Company also has $1,518 thousand in prepaid contract manufacturing and clinical research expenses as of December 31, 2021. As described in Note 1 of the financial statements, the Company records accruals for its estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs. Clinical trial activities performed by third parties are recorded based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with third-party consultants and organizations. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through detailed discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and then applying these estimates of completion to previously agreed-upon rates and fees to be paid for such services.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested, where applicable, the operating effectiveness of controls over the accounting for prepaid and accrued research and development expenses, including management’s review of clinical trial progress and manufacturing activities in comparison to budgets and invoices received from third parties.

Among others, our audit procedures included obtaining supporting evidence of the research and development activities performed for significant clinical trials and attending internal clinical trials and project status meetings with accounting personnel and clinical project managers to corroborate the status of significant research and development activities. We also obtained and read significant agreements and agreement amendments with the Company’s third-party consultants and contract research organizations, examined the Company’s documentation of trial timelines and future projections of trial progress and compared them to the Company’s calculation of the estimated accrual or prepaid, and selected a sample of agreements and confirmed directly with the third parties the expenses incurred and the completeness of the terms of the arrangement. We also inspected invoices received after the balance sheet date to determine whether the services were performed prior to or after the balance sheet date and were properly recorded.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1998.

Redwood City, California

March 8, 2022

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2021	2020
A S S E T S
Current assets:
Cash and cash equivalents	$49,844	$21,312
Cash held in escrow	—	14,979
Short-term investments	19,966	19,421
Accounts receivable (net of allowances of $15 at December 31, 2021 and $72 at December 31, 2020)	6,477	940
Inventories, net	1,870	1,864
Prepaid expenses and other current assets	3,580	4,545
Total current assets	81,737	63,061
Property and equipment, net	227	251
Operating lease right-of-use assets	3,446	4,749
Goodwill	6,169	6,169
Long-term investments	—	1,000
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$91,990	$75,641
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,311	$1,678
Accrued liabilities	6,799	6,346
Deferred revenue, current portion	98	—
Term loan, current portion, net	—	884
Operating lease liabilities, current portion	1,848	1,795
Total current liabilities	10,056	10,703
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	1,824	3,202
Term loan, non-current portion, net	20,632	19,936
Other long-term liabilities	884	873
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 350,000 shares authorized; 227,680 and 203,533 shares issued and outstanding at December 31, 2021 and 2020, respectively	23	20
Additional paid-in capital	583,818	529,884
Accumulated other comprehensive loss	(10)	(5)
Accumulated deficit	(526,049)	(489,784)
Stockholders’ equity	57,782	40,115
Total liabilities and stockholders’ equity	$91,990	$75,641

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Collaborative research and development and other revenue	$6,331	$23,941	$18,129
Product revenue, net	7,646	6,170	6,945
Total revenues	13,977	30,111	25,074
Operating expenses:
Cost of product revenues	1,955	1,406	1,263
Research and development	31,846	27,709	29,640
Selling, general and administrative	14,449	13,611	14,115
Total operating expenses	48,250	42,726	45,018
Loss from operations	(34,273)	(12,615)	(19,944)
Other income (expense):
Interest and other income	156	517	1,074
Interest expense	(2,148)	(2,237)	(2,501)
Net other expense	(1,992)	(1,720)	(1,427)
Loss from continuing operations	(36,265)	(14,335)	(21,371)
Income from discontinued operations (Note 11)	—	13,753	793
Net loss	(36,265)	(582)	(20,578)
Net change in unrealized loss on available-for-sale securities, net of tax	(5)	(2)	(3)
Total comprehensive loss	$(36,270)	$(584)	$(20,581)
Net income (loss) per share
Basic and diluted
Loss from continuing operations	$(0.16)	$(0.07)	$(0.12)
Income from discontinued operations	$—	$0.07	$0.00
Net loss per common share, basic and diluted	$(0.16)	$(0.00)	$(0.12)

Weighted-average shares used in computing net income (loss) per share, basic and diluted	225,047	199,457	178,042

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,847	—	1,979	—	—	1,979
Issuance of common stock upon equity financings, net of issuance costs of $356	31,350	3	18,357	—	—	18,360
Issuance of fully vested options to settle accrued liabilities	—	—	994	—	—	994
Stock-based compensation expense from stock options and ESPP shares	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	(20,578)	(20,578)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	2,968	—	3,381	—	—	3,381
Issuance of common stock upon equity financings, net of issuance costs of $380	5,308	1	12,282	—	—	12,283
Stock-based compensation expense from stock options and ESPP shares	—	—	2,175	—	—	2,175
Net loss	—	—	—	—	(582)	(582)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	2,832	1	3,586	—	—	3,587
Issuance of common stock upon equity financings, net of issuance costs of $395	21,315	2	47,658	—	—	47,660
Stock-based compensation expense from stock options and ESPP shares	—	—	2,690	—	—	2,690
Net loss	—	—	—	—	(36,265)	(36,265)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Balance at December 31, 2021	227,680	$23	$583,818	$(10)	$(526,049)	$57,782

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(36,265)	$(582)	$(20,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(11)	—	—
Depreciation and accretion	288	297	291
Stock-based compensation	2,688	2,170	2,108
Inventory write-down	—	194	255
Amortization of debt issuance cost	451	453	369
Net accretion/amortization on investments	(76)	(313)	87
Changes in operating lease liabilities	(22)	(61)	215
Gain on sale of LACTEL product line	—	(12,845)	—
Changes in assets and liabilities:
Accounts receivable	(5,440)	389	(556)
Inventories	(4)	(249)	(217)
Prepaid expenses and other assets	965	(2,178)	786
Accounts payable	(367)	(241)	520
Accrued liabilities	384	(3,059)	5,142
Deferred revenue	98	(22,679)	22,679
Total adjustments	(1,046)	(38,122)	31,679
Net cash (used in) provided by operating activities	(37,311)	(38,704)	11,101
Cash flows from investing activities
Purchases of property and equipment	(194)	(208)	(155)
Purchases of available-for-sale securities	(52,298)	(45,066)	(31,866)
Proceeds from maturities of available-for-sale securities	48,830	54,706	4,697
Proceeds from sales of available-for-sale securities	3,994	—	—
Net proceeds from sale of LACTEL product line	14,979	—	—
Net cash provided by (used in) investing activities	15,311	9,432	(27,324)
Cash flows from financing activities
Payments on equipment financing obligations	(2)	(4)	(7)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	3,587	3,381	1,979
Net proceeds from issuances of common stock in connection with equity financings	47,660	12,283	18,360
Term loan amendment cost	(713)	—	(829)
Net cash provided by financing activities	50,532	15,660	19,503
Net increase (decrease) in cash and cash equivalents	28,532	(13,612)	3,280
Cash, cash equivalents, and restricted cash, beginning of the period (1)	21,462	35,074	31,794
Cash, cash equivalents, and restricted cash, end of the period (1)	$49,994	$21,462	$35,074
Supplemental disclosure of cash flow information
Cash paid for interest	$1,617	$1,678	$1,942
Supplementary disclosure of non-cash investing and financing information
Cash held in escrow	$—	$14,979	$—
Fully vested options issued to settle accrued liabilities	$—	$—	$994
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$—	$—	$7,329
(1) Includes restricted cash of $150,000 (presented as long-term restricted investments) on the balance sheets at each of December 31, 2021, 2020 and 2019.
(2) Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Accounting Standards Update ("ASU" No. 2016-02, Leases ("Topic 842").

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Proprietary Pharmaceutical Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research and manufactures certain excipients for certain clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

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

Reclassifications

Certain prior period amounts in the balance sheets have been reclassified to conform to current period presentation. The Company reclassified $97,000 and $545,0000 related to Contract research liabilities to Accrued liabilities at December 31, 2021 and 2020, respectively. Such reclassification did not impact the Company’s net loss or financial position.

Discontinued Operations

In December 2020, the Company announced its decision to sell its LACTEL Absorbable Polymer (LACTEL) product line to Evonik, which was completed on December 31, 2020. The accompanying financial statements have been recast to reflect the assets, liabilities, revenue and expenses related to the Company’s LACTEL product line as discontinued operations for the years ended December 31, 2020 and 2019 (see Note 11). The Company believes this format provides comparability with its previously filed financial statements.

Liquidity and Need to Raise Additional Capital

As of December 31, 2021, the Company has an accumulated deficit of $526.0 million as well as negative cash flows from operating activities.

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

The Company believes its existing cash, cash equivalents, and investments are sufficient to fund its operating cashflow requirements for a period greater than 12 months from the date of issuance of these financial statements.

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

Total cash held in escrow (related to the sale of the LACTEL product line) was $15 million as of December 31, 2020; the $15 million was released from escrow in January 2021.

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET osmotic pump product line, and the sale of certain excipients for POSIMIR and Methydur and one marketed animal health product.

Revenue from the sale of products from the ALZET product line accounted for 46%, 20% and 27% of total revenue for 2021, 2020 and 2019, respectively.

Innocoll accounted for 37% of the Company’s total revenue for 2021. Gilead accounted for 76% and 68% of the Company’s total revenue for 2020 and 2019, respectively.

Total revenue by geographic region for the years 2021, 2020 and 2019 are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$5,690	$26,894	$21,957
Europe	6,630	1,386	906
Japan	1,015	1,174	1,472
Others	642	657	739
Total	$13,977	$30,111	$25,074

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

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$143	$136
Work in-process	712	796
Finished goods	1,015	932
Total inventories	$1,870	$1,864

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

The Company evaluates goodwill for impairment at least annually. To date, the Company has not recorded any impairment charge related to goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2021, there have been no material impairment losses.

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

The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use asset and liability were recognized at the adoption date of ASC 842 based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, we used our incremental borrowing rate of 13.8% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2021, the weighted-average remaining lease term was 1.99 years for the Company’s leased properties.

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

Revenue Recognition

Product Revenue, Net

The Company sells osmotic pumps used in laboratory research and manufactures certain excipients for pharmaceutical clients for use as raw materials in their products.

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

Collaborative Research and Development and Other Revenue

The Company enters into license agreements, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by the Company under approved work plans; development, regulatory, intellectual property and commercial milestone payments; payments for manufacturing supply services the Company provides itself or through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as other revenues.

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of raw materials or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide a material right to the customer and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in collaborative research and development revenue when the customer obtains control of the goods, which is upon delivery.

Royalties and Earn-outs: For arrangements that include sales-based royalties or earn-outs, including milestone payments based on first commercial sale or the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized material royalty revenue resulting from the Company’s collaborative arrangements or material earn-out revenues from any of the Company’s patent purchase agreements.

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

The Company receives payments from its customers based on development cost schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerators:
Net loss	$(36,265)	$(582)	$(20,578)
Denominators:
Weighted average shares used to compute basic net loss per share	225,047	199,457	178,042
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—
Dilutive common shares	—	—	—
Weighted average shares used to compute diluted net loss per share	225,047	199,457	178,042
Net loss per share:
Basic	$(0.16)	$(0.00)	$(0.12)
Diluted	$(0.16)	$(0.00)	$(0.12)

The computation of diluted net loss per share for 2021, 2020 and 2019 excludes the impact of options to purchase 8.3 million, 7.5 million and 21.4 million shares of common stock outstanding at December 31, 2021, 2020 and 2019, respectively, as such impact would be antidilutive.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR), the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate contractual arrangements and hedging relationships that reference LIBOR.

2.	Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Collaborator/Counterparty
Innocoll (1)	$4,100	$—	$—
Gilead (2)	—	22,879	17,133
Other (3)	2,231	1,062	996
Total collaborative research and development and other revenue	$6,331	$23,941	$18,129

(1)

The Company signed a license agreement with Innocoll on December 21, 2021, pursuant to which Innocoll agreed to pay a nonrefundable upfront license fee of $4.0 million and $1.3 million primarily for the sale of manufacturing supplies and excipients. In December 2021, upon the transfer of control of the license, the manufacturing supplies and excipients, and equipment to Innocoll, the Company recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment (see Note 2 Strategic Agreements - Agreement with Innocoll in the financial statements)

(2)

The Company signed a license agreement with Gilead on July 19, 2019. Amounts related to recognition of upfront fees and milestone payments were zero, $22.7 million, and $12.3 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. The Company received a nonrefundable upfront license fee and a milestone payment totaling $35.0 million in 2019 which was being recognized as revenue as its obligation was being satisfied using the cost-to-cost input method (see Note 2. Strategic Agreements - Agreement with Gilead Sciences, Inc. in the financial statements). In June 2020, the Company received notice that Gilead was terminating the License Agreement and a related R&D agreement between Gilead and the Company. As a result, the Company recognized all its remaining deferred revenue as there were no remaining substantive performance obligations to be provided to Gilead by the Company as of the date when the termination notice was received.  Amounts recognized as revenue during each of the twelve months ended December 31, 2020 and 2019 also included the Company’s reimbursable collaborative research and development services performed under its agreement with Gilead.

(3)    Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen); and (d) royalty revenue from OP Pharma with respect to Methydur net sales. Since 2018, the parties have been working together on a limited set of research and development activities funded by Santen.

As of December 31, 2021, the Company had potential milestones of up to $208.0 million that the Company may receive in the future under its collaborative arrangements, of which $23.0 million are development-based milestones, $10.0 million are patent-based milestones and $175.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early-stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late-stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings and $15.0 million are related to regulatory approvals.  No milestone payments were received between December 31, 2021 and March 3, 2022, and we do not anticipate receiving any of these milestone revenues other than $2.0 million of a sales-based milestone triggered by the first commercial sale of POSIMIR by Innocoll.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement with Innocoll Pharmaceuticals Limited (“Innocoll”). Pursuant to the Innocoll Agreement, the Company has granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of the Company’s supply agreement with its contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. The Company retains, outside the United States, all of the global rights to POSIMIR.

Upon execution of the Innocoll Agreement, Innocoll agreed to pay the Company an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. The Company will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. The Company is eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, the Company will earn low to mid double-digit royalties from net sales of POSIMIR in the United States.

The Innocoll Agreement includes customary representations and warranties on behalf of the Company and Innocoll, including representations as to the licensed intellectual property, regulatory matters and compliance with applicable laws. The Innocoll Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.

The Company also evaluated Innocoll’s future purchases of an excipient from the Company and concluded that these purchases are option rights, and are at market rates, and do not constitute a material right performance obligation. As such, these future purchases have been excluded from the initial allocation of transaction price and the Company will account for them as separate contracts when and if Innocoll elects to issue purchase orders for the excipient.

During December 2021, an upfront fee of $4.0 million as well as a fee in the amount of $1.2 million to cover reimbursed expenses, the manufacturing supplies and excipients transferred to Innocoll pursuant to the terms of the Innocoll Agreement was recognized as revenue when the performance obligations were satisfied in December 2021 and $0.1 million was recorded as a net reduction in equipment in December 2021. At December 31, 2021, the Company included $5.3 million due from Innocoll in accounts receivable on its balance sheet; these funds were received in January 2022.

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

The following table presents changes in the Company’s contract assets and liabilities for the twelve months ended December 31, 2020 (in thousands) as a result of entering the Gilead Agreement:

	Balance at January 1, 2020	Additions	Deletions	Balance at December 31, 2020
Balance Sheet
Assets
Accounts receivable	$494	$200	$(694)	$—
Total contract asset	$494	$200	$(694)	$—

Liabilities
Deferred revenue, current portion	$22,679	$9,174	$(31,853)	$—
Total contract liabilities	$22,679	$9,174	$(31,853)	$—

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million.  Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS.   Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties.

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

In connection with the Santen agreement, Santen paid the Company an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2020). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of December 31, 2021, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.
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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$2,089	$—	$—	$2,089
Certificates of deposit	—	150	—	150
Commercial paper	—	62,495	—	62,495
Corporate debt	—	1,293	—	1,293
Total	$2,089	$63,938	$—	$66,027

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2021 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,089	$—	$—	$2,089
Certificates of deposit	150	—	—	150
Commercial paper	62,505	—	(10)	62,495
Corporate debt	1,293	—	—	1,293
	$66,037	$—	$(10)	$66,027
Reported as:
Cash and cash equivalents	$45,913	$—	$(2)	$45,911
Short-term investments	19,974	—	(8)	19,966
Long-term restricted investments	150	—	—	150
	$66,037	$—	$(10)	$66,027

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$522	$—	$—	$522
Certificates of deposit	150	—	—	150
Commercial paper	32,213	2	(2)	32,213
Municipal bonds	6,310	—	(5)	6,305
U.S. Government agencies	1,000	—	—	1,000
	$40,195	$2	$(7)	$40,190

Reported as:
Cash and cash equivalents	$19,619	$1	$(1)	$19,619
Short-term investments	19,426	1	(6)	19,421
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150
	$40,195	$2	$(7)	$40,190

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2021, by contractual maturity (in thousands):

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$63,798	$63,788
Mature after one year through five years	150	150
	$63,948	$63,938

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2021.

As of December 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Equipment	$10,696	$10,890
Leasehold improvements	8,474	8,428
Construction-in-progress	—	42
	19,170	19,360
Less accumulated depreciation and amortization	(18,943)	(19,109)
Property and equipment, net	$227	$251

Depreciation expense was $132,000, $297,000 and $291,000 in 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company has recorded $638,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.	Restricted Investments

As of December 31, 2021 and 2020, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing a leased facility in California.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million for each of the years ended December 31, 2021, 2020 and 2019. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 13.8% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2021 and 2020, the weighted-average remaining lease term was 1.99 years and 2.99 years, respectively, for the Company’s leased properties.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2022	1,991
2023	1,970
2024	275
4,236
Less Present value adjustment	(564)
Operating lease liabilities recognized	$3,672

7.         Accrued Liabilities

         Accrued liabilities as of December 31, 2021 and 2020 were comprised as follows (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$4,099	$3,463
Accrued contract research and manufacturing cost	757	1,027
Accrued clinical costs	97	545
Others	1,846	1,311
Total	$6,799	$6,346

8.	Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500 respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of December 31, 2021) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2021, are as follows (in thousands):

2022	1,612
2023	7,191
2024	9,408
2025	7,886
Total minimum payments	26,097
Less amount representing interest	(4,246)
Gross balance of term loan	21,851
Less unamortized debt discount	(1,219)
Carrying value of term loan	20,632
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,632

9.	Stockholders’ Equity

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

In 2019, the Company raised net proceeds of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the October 2018 registration statement. In 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the 2018 Registration Statement and the 2015 Sales Agreement.

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

A total of 46,296,500 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2029.

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

As of December 31, 2021, 6,793,921 shares of common stock were available for future grant and options to purchase 25,362,025 shares of common stock were outstanding under the 2000 Stock Plan.

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

The plan expires in June 2030. A total of 2,900,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2021, 383,412 shares of common stock were available for future grant and 2,866,588 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2021, shares of common stock reserved for future issuance consisted of the following:

December 31, 2021
Stock options outstanding	25,362,025
Stock options available for grant	6,793,921
Employee Stock Purchase Plan	383,412
32,539,358

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	27,274,439	$1.45	4.98	$19.6
Options granted	2,882,926	$1.94
Options exercised	(2,718,024)	$1.27
Options forfeited	(87,614)	$2.02
Options expired	(1,989,702)	$3.18
Outstanding at December 31, 2021	25,362,025	$1.39	5.11	$1.7
Exercisable at December 31, 2021	20,902,088	$1.30	4.43	$1.5
Vested and expected to vest at December 31, 2021	25,362,025	$1.39	5.11	$1.7

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $1.94, $2.12 and $0.61 per share, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2021. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $3.1 million, $3.6 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In lieu of providing cash bonuses to certain employees, in January 2019 the Company granted its employees stock options to purchase 2.3 million shares of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.43 in 2019 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value.

Expenses for non-employee stock options are recorded over the vesting period of the options, which closely approximates the non-employee’s performance period, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2021, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of product revenues	$19	$13	$13
Research and development	1,245	981	746
Selling, general and administrative	1,424	1,085	1,269
	$2,688	$2,079	$2,028

Because the Company had a net operating loss carryforward as of December 31, 2021, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2021, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2019) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Stock Options
Risk-free rate	0.8-1.5%	0.5-1.4%	1.5-2.7%
Expected dividend yield	—	—	—
Expected term (in years)	7.0-7.8	7.0-7.3	7.5-10.0
Volatility	85-86%	84-87%	79-83%
Forfeiture rate (1)	0.0%	0.0%	0.0%

(1)	The Company accounts for forfeitures as they occur.

	Year ended December 31,
	2021	2020	2019
Employee Stock Purchase Plan
Risk-free rate	0.04%	0.1%	1.6-2.5%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	56-71%	78-124%	60-103%

There were 113,858, 102,006 and 111,909 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2021, 2020 and 2019, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2021, 2020 and 2019 was $57,000, $86,000 and $27,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2021, $4.0 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2025. The weighted average term of the unrecognized stock-based compensation expense is 2.4 years.

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.57 - $0.57	140,000	7.31	$0.57	93,334	$0.57
$0.58 - $0.58	2,709,747	7.01	$0.58	2,314,983	$0.58
$0.58 - $0.88	2,976,137	2.92	$0.82	2,970,355	$0.82
$0.91 - $1.20	2,639,110	4.18	$1.14	2,485,672	$1.15
$1.21 - $1.22	2,178,534	1.31	$1.21	2,133,534	$1.21
$1.24 - $1.24	2,692,189	5.97	$1.24	2,609,901	$1.24
$1.26 - $1.31	2,546,570	4.77	$1.31	2,396,570	$1.31
$1.33 - $2.03	4,536,609	7.37	$1.78	2,056,738	$1.58
$2.04 - $2.10	2,545,271	2.86	$2.09	2,405,271	$2.09
$2.11 - $2.80	2,397,858	7.56	$2.26	1,435,730	$2.33
$0.57 - $2.80	25,362,025	5.11	$1.39	20,902,088	$1.30

The Company received $3.4 million, $3.2 million and $1.9 million in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2021, 2020 and 2019, respectively.

10.	Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $244,000 on its balance sheet at both December 31, 2021 and 2020 that arose from tax amortization of an indefinite-lived intangible asset. The Company also recorded a deferred tax expense of zero in the years ended December 31, 2021, 2020 and 2019. The Company recorded no tax expense in each of 2021, 2020 and 2019.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21%, to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. federal taxes benefit at statutory rate	$(7,616)	$(122)	$(4,321)
Change in valuation allowance	2,266	(2,022)	3,142
Stock-based compensation	641	268	879
Research and development tax credits	(954)	(1,132)	(1,004)
Expiring net operating losses	5,612	2,991	1,252
Other	51	17	52
Total income tax (benefit) provision	$—	$—	$—

In 2021, 2020 and 2019, total income tax provision (benefit) expense was zero. Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	90,114	87,197
Research and other credits	19,197	19,153
Deferred revenue	202	223
Stock-based compensation	2,741	3,840
Other	4,962	5,204
Total deferred tax assets	117,216	115,617
Valuation allowance for deferred tax assets	(116,358)	(114,323)
Deferred tax liabilities - Right of use asset	(1,102)	(1,538)
Net deferred tax assets and liabilities	$(244)	$(244)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would cause a provision benefit to be recognized. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.0 million and $4.6 million during 2021 and 2019, and decreased by $2.9 million during 2020 and, respectively.

As of December 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $351.9 million, of which approximately $279.8 million will expire in the years 2022 through 2037, and approximately $72.1 million which do not expire, and federal research and development tax credits of approximately $16.5 million, which expire at various dates beginning in 2022 through 2041, if not utilized.

As of December 31, 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $239.1 million, which expire in the years 2022 through 2041, if not utilized, and state research and development tax credits of approximately $17.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2021 and December 31, 2020, the Company had unrecognized tax benefits of approximately $12.4 million and $10.9 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of the year	$10,888	$9,078
Increase related to prior year tax positions	911	1,136
Increase related to current year tax positions	622	674
Balance at end of the year	$12,421	$10,888

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalties expenses related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1999 through 2020 due to unutilized net operating losses and research credits.

California Assembly Bill 85 (AB 85) was signed into law in June 2021. The legislation suspended the use of California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposed a limitation on the use of certain California Tax Credits for 2020, 2021, and 2022. The carryover periods for Net Operating Loss deductions disallowed by this provision were extended. Subsequent to the yearend balance sheet date, California enacted Senate Bill 113, which removed the net operating loss suspension and limited use of business tax credits for 2022.  The Senate Bill 113 will have no income tax impact as the Company continues to record full valuation allowance against the deferred tax assets due to the cumulative tax losses. The Company will continue to monitor possible California net operating loss and credit limitation in future periods.

Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures when incurred and requires taxpayers to capitalized and amortize domestic expenditures over five years and foreign expenditures over fifteen years. While it is possible Congress may modify or repeal this provision before it becomes effective, the Company has no assurance these provisions will be modified or repealed. Therefore, based on current assumptions, this could potentially create a deferred tax asset balance, expected to be offset by valuation allowance, beginning in 2022.

11.Discontinued Operations

On December 31, 2020, the Company completed the sale of its LACTEL Absorbable Polymers product line to Evonik. Under the terms of the Asset Purchase Agreement, Evonik paid DURECT approximately $15.1 million, and also agreed to assume certain liabilities with respect to the transferred assets.

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

The components of income from discontinued operations as reported in the Company’s statement of operations were as follows (in thousands):

	Year ended December 31,
	2020	2019
Product revenue, net	$4,918	$4,490
Total revenues	4,918	4,490
Operating expenses:
Cost of product revenues	3,019	2,880
Research and development	476	569
Selling, general and administrative	515	248
Total costs and expenses	4,010	3,697
Income from discontinued operations	908	793
Other income:
Gain on sale of the LACTEL product line	12,845	—
Net income from discontinued operations	$13,753	$793
Net income per share
Basic and diluted	$0.07	$0.00
Weighted-average shares used in computing net income per share basic and diluted
Basic and diluted	199,457	178,042

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statement of cash flows (in thousands):

	Years ended December 31,	Years ended December 31,
	2020	2019
Depreciation	$198	$241
Stock-based compensation expense	91	81
Goodwill	229	—
Loss on disposal of property and equipment	129	—
	$647	$322
Gain on sale of the LACTEL product line	$12,845	$—
Non-cash items, net	$(12,198)	$322

12.Subsequent Events

On February 9, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion in Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from Nasdaq.

The Company has been provided an initial period of 180 calendar days, or until August 8, 2022, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance with the Minimum Bid Price Requirement by August 8, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the minimum bid price requirement.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

None

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

         Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings  “Election of Directors,” “The Board, Board Committees and Meetings,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

The Index to financial statements in Item 8 of this report is incorporated herein by reference as the list of the financial statements required as part of this report.

(2)	Financial Statement Schedules

See Schedule II—Valuation and Qualifying Accounts, immediately following Item 16 of this Form 10-K.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(3)	The list of exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed on July 1, 2010.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DURECT Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2018).

3.4

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

3.5

Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2021).

3.7	Certificate of Correction to the Charter Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on June 25, 2021).

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-31615), filed on December 17, 2014).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s annual report on Form 10-K (File No. 000-31615), filed on March 5, 2020).

10.1+

Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K (File No. 000-31615), filed on March 5, 2020).

Exhibit Number	Description
10.3+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4

Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5

Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.6

First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.7

Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.8

Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.9

Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.10

Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013 (incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.11

Second Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated November 11, 2013 (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.12**

License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 11, 2014 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

10.13**

Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

Exhibit Number	Description

10.14

Loan and Security Agreement between the Company and Oxford Finance LLC dated July 28, 2016. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 1, 2016).

10.15

First Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2018).

10.16

Second Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2018).

10.17

Addendum III to Lease between the Company and Northwest Asset Management Company dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 2, 2018).

10.18

Fifth Amendment to Lease between De Anza Enterprises and the Company dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 17, 2018).

10.19

Third Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated September 17, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 21, 2018).

10.20

Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 8, 2018).

10.21

Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 8, 2018).

10.22++

License Agreement between the Company and Gilead Sciences, Inc. dated July 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2019).

10.23

Third Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated December 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 6, 2020).

10.24

Asset purchase agreement between the Company and Evonik Corporation dated December 4, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 5, 2021).

Exhibit Number	Description
10.25

Executive Change of Control Policy, as amended December 9, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 5, 2021).

10.26*	Fourth Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated March 3, 2021.

10.27

Fifth Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated May 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2021).

10.28*++	License agreement by and between the Company and Innocoll Pharmaceuticals Limited dated December 21, 2021.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
***	Furnished, not filed.
+	Indicates a management contract or compensatory plan or arrangement.
++	Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary.

The Company has elected not to include summary information.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2021, 2020 and 2019

(in thousands)

	Balance at beginning of the year	Additions (Reductions) to allowances	Deductions	Balance at end of the year
Allowance for doubtful accounts
Year ended December 31, 2021	$(72)	$56	$1	$(15)
Year ended December 31, 2020	$(27)	$(46)	$1	$(72)
Year ended December 31, 2019	$(83)	$56	$—	$(27)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2022
James E. Brown

/s/ michael h. arenberg	Chief Financial Officer (Principal Accounting Officer)	March 8, 2022
Michael H. Arenberg

/s/ MOHAMMAD AZAB	Director	March 8, 2022
Mohammad Azab

/s/ simon x. benito	Director	March 8, 2022
Simon X. Benito

/s/ terrence f. blaschke	Director	March 8, 2022
Terrence F. Blaschke

/s/ Gail M. farfel	Director	March 8, 2022
Gail M. Farfel

/s/ PETER S. GARCIA	Director	March 8, 2022
Peter S. Garcia

/s/ david r. hoffmann	Director, Chairman of the Board	March 8, 2022
David R. Hoffmann

/s/ GAIL J. MADERIS	Director	March 8, 2022
Gail J. Maderis

/s/ judith j. Robertson	Director	March 8, 2022
Judith J. Robertson