Form 10-Q
period 2022-03-31
DURECT CORP
filed 2022-05-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 227,764,019 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report on Form 10-Q, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. Forward-looking statements made in this report include, but are not limited to, statements about:

•	the clinical trial plans and timelines for larsucosterol;
•	potential uses and benefits of larsucosterol to treat alcohol-associated hepatitis (also called “alcoholic hepatitis” or “AH”), non-alcoholic steatohepatitis, or other conditions;
•	the results and timing of clinical trials, the ability to enroll patients in clinical trials in a timely and cost-effective manner;
•

the likelihood of future clinical trial results of larsucosterol being positive and/or similar to results from previous trials, the possible commencement of future clinical trials, enrollment rates and timing of announcements of the results from our clinical trials;

•

the possibility of filing for marketing approval for larsucosterol for the treatment of AH if the AH to evaluate saFety and effIcacy of larsucosterol treatMent (“AHFIRM”) trial is successful and the likelihood of FDA or other regulatory bodies granting such marketing approval;

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

•	market opportunities for product candidates in our product development pipeline;
•	potential regulatory filings for or approval of larsucosterol or any of our or any third parties’ other product candidates;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section and “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2022	December 31, 2021

A S S E T S
Current assets:
Cash and cash equivalents	$49,440	$49,844
Short-term investments	14,761	19,966
Accounts receivable, net	960	6,477
Inventories, net	2,076	1,870
Prepaid expenses and other current assets	3,398	3,580
Total current assets	70,635	81,737
Property and equipment, net	226	227
Operating lease right-of-use assets	3,090	3,446
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$80,531	$91,990
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,269	$1,311
Accrued liabilities	4,892	6,799
Deferred revenue, current portion	—	98
Operating lease liabilities, current portion	1,862	1,848
Total current liabilities	9,023	10,056
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	1,442	1,824
Term loan, non-current portion, net	20,765	20,632
Other long-term liabilities	882	884
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	584,504	583,818
Accumulated other comprehensive loss	(29)	(10)
Accumulated deficit	(536,891)	(526,049)
Stockholders’ equity	47,607	57,782
Total liabilities and stockholders’ equity	$80,531	$91,990

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2022	2021
Collaborative research and development and other revenue	$495	$574
Product revenue, net	1,420	1,638
Total revenues	1,915	2,212
Operating expenses:
Cost of product revenues	335	352
Research and development	8,211	7,975
Selling, general and administrative	3,735	3,531
Total operating expenses	12,281	11,858
Loss from operations	(10,366)	(9,646)
Other income (expense):
Interest and other income	54	37
Interest expense	(530)	(525)
Net other expense	(476)	(488)
Net loss	(10,842)	(10,134)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	(19)	(9)
Total comprehensive loss	$(10,861)	$(10,143)
Net loss per share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted-average shares used in computing net loss per share
Basic	227,688	217,537
Diluted	227,688	217,537

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	227,680	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options	14	—	8	—	—	8
Stock-based compensation expense from stock options and ESPP shares	—	—	678	—	—	678
Net loss	—	—	—	—	(10,842)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(19)	—	(19)
Balance at March 31, 2022	227,694	$23	$584,504	$(29)	$(536,891)	$47,607

Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,842)	$(10,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	30
Stock-based compensation	678	702
Amortization of debt issuance cost	119	111
Net amortization on investments	6	(44)
Changes in operating lease liabilities	(12)	1
Changes in assets and liabilities:
Accounts receivable	5,517	(53)
Inventories	(206)	(91)
Prepaid expenses and other assets	182	(235)
Accounts payable	958	472
Accrued liabilities	(1,895)	(1,841)
Deferred revenue	(98)	373
Total adjustments	5,283	(575)
Net cash used in operating activities	(5,559)	(10,709)
Cash flows from investing activities
Purchases of property and equipment	(33)	(3)
Purchases of available-for-sale securities	—	(29,698)
Proceeds from maturities of available-for-sale securities	5,180	10,616
Net proceeds from sale of LACTEL product line	—	14,979
Net cash provided by (used in) investing activities	5,147	(4,106)
Cash flows from financing activities
Payments on equipment financing obligations	—	(1)
Net proceeds from issuances of common stock	8	51,049
Net cash provided by financing activities	8	51,048
Net (decrease) increase in cash, cash equivalents, and restricted cash	(404)	36,233
Cash, cash equivalents, and restricted cash, beginning of the period (1)	49,994	21,462
Cash, cash equivalents, and restricted cash, end of the period (1)	$49,590	$57,695

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at March 31, 2022 and December 31, 2021.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998.  The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Proprietary Pharmaceutical Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several product candidates under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2022, the operating results and comprehensive loss, and stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     Reclassifications

Certain prior period amounts in the balance sheets have been reclassified to conform to current period presentation. The Company reclassified $397,000 and $97,000 related to contract research liabilities to accrued liabilities at March 31, 2022 and December 31, 2021, respectively. Such reclassification did not impact the Company’s net loss or financial position.

Liquidity and Need to Raise Additional Capital

As of March 31, 2022, the Company had an accumulated deficit of $536.9 million as well as negative cash flows from operating activities.

The Company generally has had negative cash flows from operating activities and expects its negative cash flows to continue.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  In order to meet its operating cash flow requirements beyond the next 12 months from the date the financial statements are filed, management’s plans may include seeking additional collaborative agreements for certain of the Company’s programs, receiving funds from collaboration and licensing agreements as well as pursuing financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained or that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital when needed and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

The Company believes its existing cash, cash equivalents, and investments are sufficient to fund its operating cash flow requirements for a period greater than 12 months from the date of issuance of these financial statements.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company capitalizes inventories produced in preparation for product launches after receiving regulatory approval on a product. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to new information that suggests that the inventory will not be saleable.  If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no or little associated cost of goods for these materials.

The Company’s inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$133	$143
Work in process	606	712
Finished goods	1,337	1,015
Total inventories	$2,076	$1,870

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

Product Returns: The Company generally offers customers a limited right of return for products that have been purchased. The Company estimates the amount of its product sales that are probable of being returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities primarily using its historical sales information. The Company expects product returns to be minimal.

Collaborative Research and Development and Other Revenue

The Company enters into license agreements, under which it licenses certain rights to its product candidates or products to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by the Company under approved work plans; development, regulatory, intellectual property and commercial milestone payments; payments for manufacturing supply services the Company provides itself or through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as other revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. For arrangements that are determined to include multiple performance obligations, the Company must develop assumptions that require judgment to determine the estimated stand-alone selling price for each performance obligation identified. These assumptions may include: forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company expects to recognize revenue for the variable consideration currently being constrained when it is probable that a significant revenue reversal will not occur.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price associated with the license as revenues when the license is transferred to the customer and the customer is able to use and benefit from the license. For performance obligations comprised of licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the Company applies an appropriate method of measuring progress for purposes of recognizing related revenues. For performance obligations recognized over time, the Company evaluates the measure of progress each reporting period and recognizes revenues on a cumulative catch-up basis as collaborative research and development revenues and net income (loss).

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of raw materials or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide a material right to the customer and if so, they are accounted for as separate performance obligations and allocated a portion of the transaction price based on the estimated standalone selling price of the material right. If the Company is entitled to additional payments when the customer exercises these options, the deferred transaction price and any additional payments are recorded in collaborative research and development revenue when the customer obtains control of the goods.

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

Research and development services: Revenue from research and development services that are determined to represent a distinct performance obligation with the Company’s third-party collaborators is recognized over time as the related research and development services are performed using an appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and recognizes revenue on a cumulative catch-up basis, as collaborative research and development revenues and net income (loss). Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Total revenue by geographic region for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three months ended March 31,
	2022	2021
United States	$1,207	$1,248
Europe	338	301
Japan	255	480
Other	115	183
Total	$1,915	$2,212

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

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Statements of Operations and Comprehensive Loss.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended March 31,
	2022	2021
Numerators:
Net loss	$(10,842)	$(10,134)
Denominator:
Weighted average shares used to compute basic net loss per share	227,688	217,537
Dilutive common shares from stock options and ESPP	—	—
Weighted average shares used to compute diluted net loss per share	227,688	217,537
Net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Options to purchase approximately 25.5 million and 4.8 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2022 and March 31, 2021, respectively, as the effect would be antidilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $495,000 and $

574,000 for the three months ended March 31, 2022 and 2021, respectively. These amounts includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen); and (d) royalty revenue from OP Pharma with respect to Methydur net sales. Since 2018, the parties have been working together on a limited set of research and development activities funded by Santen.

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

Upon execution of the Innocoll Agreement, Innocoll agreed to pay the Company an initial nonrefundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. The Company will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. The Company is eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, the Company will earn low to mid double-digit royalties from net sales of POSIMIR in the United States.

The Innocoll Agreement includes customary representations and warranties on behalf of the Company and Innocoll, including representations as to the licensed intellectual property, regulatory matters and compliance with applicable laws. The Innocoll Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.

The Company also evaluated Innocoll’s future purchases of an excipient from the Company and concluded that these purchases are option rights, and are at market rates, and do not constitute a material right performance obligation. As such, these future purchases have been excluded from the allocation of transaction price and the Company will account for them as separate contracts when and if Innocoll elects to issue purchase orders for the excipient.

During December 2021, an upfront fee of $4.0 million as well as a fee in the amount of $1.2 million to cover reimbursed expenses, the manufacturing supplies and excipients transferred to Innocoll pursuant to the terms of the Innocoll Agreement was recognized as revenue when the performance obligations were satisfied in December 2021 and $0.1 million was recorded as a net reduction in equipment in December 2021. At December 31, 2021, the Company included $5.3 million due from Innocoll in accounts receivable on its balance sheet; these funds were received in January 2022. No revenues were recognized under the agreement with Innocoll during the three months ended March 31, 2022.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million.  Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS.   Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three months ended March 31, 2022 and 2021 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which have been achieved as of March 31, 2022). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-

country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of March 31, 2022, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2022 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,594	$—	$—	$1,594
Certificates of deposit	150	—	—	150
Commercial paper	57,669	1	(30)	57,640
	$59,413	$1	$(30)	$59,384
Reported as:
Cash and cash equivalents	$44,473	$1	$(1)	$44,473
Short-term investments	14,790	—	(29)	14,761
Long-term restricted investments	150	—	—	150
	$59,413	$1	$(30)	$59,384

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,089	$—	$—	$2,089
Certificates of deposit	150	—	—	150
Commercial paper	62,505	—	(10)	62,495
Corporate debt	1,293	—	—	1,293
	$66,037	$—	$(10)	$66,027
Reported as:
Cash and cash equivalents	$45,913	$—	$(2)	$45,911
Short-term investments	19,974	—	(8)	19,966
Long-term restricted investments	150	—	—	150
	$66,037	$—	$(10)	$66,027

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2022, by contractual maturity (in thousands):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$57,669	$57,640
Mature after one year through five years	150	150
	$57,819	$57,790

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2022.

As of March 31, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021 were comprised as follows (in thousands):

	March 31, 2022	December 31, 2021

Accrued compensation and benefits	$2,323	$4,099
Accrued contract research and manufacturing costs	822	757
Accrued clinical costs	397	97
Others	1,350	1,846
Total	$4,892	$6,799

Note 5. Stock-Based Compensation

As of March 31, 2022, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2022	2021
Cost of product revenues	$5	$5
Research and development	330	315
Selling, general and administrative	343	382
Total stock-based compensation	$678	$702

As of March 31, 2022 and December 31, 2021, $19,000 and $17,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Stock Options
Risk-free rate	1.8-2.4%	0.8-1.2%
Expected dividend yield	—	—
Expected life of option (in years)	7.3	7.3
Volatility	83-84%	74-86%

	Three months ended March 31,
	2022	2021
Employee Stock Purchase Plan
Risk-free rate	0.04%	0.1%
Expected dividend yield	—	—
Expected life of option (in years)	0.5	0.5
Volatility	56%	78%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 7.95% as of March 31, 2022) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of March 31, 2022, are as follows (in thousands):

Nine months ended December 31, 2022	$1,215
2023	7,191
2024	9,408
2025	7,886
Total minimum payments	25,700
Less amount representing interest	(3,834)
Gross balance of term loan	21,866
Less unamortized debt discount	(1,101)
Carrying value of term loan, net	20,765
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,765

As of March 31, 20222, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Note 7. Commitments

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expense under all operating leases was $479,000 for both the three months ended March 31, 2022 and 2021, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2022	$1,484
2023	1,970
2024	275
$3,729

Note 8. Stockholders’ Equity

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

The Company did not sell any shares of its common stock in the public market pursuant to the 2018 or 2021 Registration Statements and the 2015 or 2021 Sales Agreements during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and the 2015 Sales Agreement.

           As of May 3, 2022, the Company had up to $250.0 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $75.0 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2022 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission as well as the “Risk Factors” section included elsewhere in Part II, Item IA of this Quarterly Report on Form 10-Q. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  Larsucosterol (also known as DUR‑928), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  Alcohol-associated hepatitis (“AH”) is a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively.  After completing a Phase 2a trial where 100% of AH patients treated with larsucosterol survived the 28-Day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AH to evaluate saFety and effIcacy of laRsucosterol treatMent (“AHFIRM”), in which we are evaluating larsucosterol’s life saving potential compared to placebo plus the current standard of care in patients with severe AH. If the AHFIRM trial is successful, it may support an NDA filing and we may decide to develop our own commercial, sales and marketing organization.  We have also investigated larsucosterol in patients with nonalcoholic steatohepatitis (“NASH”) with encouraging results in a Phase 1b clinical trial and are considering further development for this indication as well as other indications. In March 2021, a peer-reviewed research paper describing the binding sites and proposed mechanism of action of larsucosterol was published in The Journal of Lipid Research. The publication shows that larsucosterol (referred to in the paper as “25HC3S”) bound to and inhibited the activities of DNA methyltransferases (“DNMTs”), DNMT-1, 3a and 3b, enzymes that add methyl groups to DNA (a process called “DNA methylation”) and have been shown to be over-expressed in the livers of AH patients. As such, by inhibiting DNMT activities, larsucosterol inhibited DNA hypermethylation, thereby modulating the expression of genes and pathways that are involved in crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, reduced lipid accumulation or lipotoxicity, and minimized inflammation, as has been observed in various in vivo animal models and in results from our completed clinical trials in AH and NASH.

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

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS™(risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan.  We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2021 and in Note 2 of the financial statements included in Item 1 above.

Epigenetic Regulator Program and New Chemical Entities

Epigenetic regulation influences the expression of genes through the silencing or initiation of gene activity without modifying the DNA sequence. For instance, methylation of cytosine nucleotides in promoter regions of DNA, facilitated by DNMTs, will generally result in downregulation of gene expression, while demethylation generally results in upregulation. DNA methylation/demethylation can thus regulate the expression of relevant genes, especially clusters of master genes that further modulate crucial cellular activities.

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (“VCU”), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, larsucosterol, is an endogenous sulfated oxysterol, which acts as an epigenetic regulator. Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize larsucosterol and related molecules discovered in the program.

The biological activity of larsucosterol has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., LPS-induced endotoxin shock, drug-induced acute oxidative stress, ischemic-reperfusion injury in the kidney and brain) and several represent chronic metabolic disorders (e.g., NASH and NAFLD).

Our major product research and development efforts for larsucosterol are described in the following table:

In pharmacokinetic (“PK") and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, larsucosterol has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of larsucosterol in completed and ongoing human safety, PK, proof-of-concept, and efficacy trials. The chronic toxicity of larsucosterol was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support long duration human clinical trials of larsucosterol.

Acute Organ Injury Program with Injectable larsucosterol

Market Opportunity.    Alcohol-associated hepatitis (also called “alcoholic hepatitis” or “AH”), an acute form of alcohol-associated liver disease, is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  AH is associated with approximately 137,000 US hospitalizations per year. A retrospective analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days, 29% at 90 days and 44% at 180 days. A subsequent global study published in December 2021, which included 85 tertiary centers in 11 countries across 3 continents, prospectively enrolled 2,581 AH patients with a median MELD score of 23.5, reported mortality at 28 and 90 days of 20% and 30.9% respectively. A Model of End-Stage Liver Disease (“MELD”) score is a common scoring system to assess the severity and prognosis of AH patients. There are no FDA approved therapies for AH and stopping alcohol consumption is necessary, but frequently not sufficient for recovery in many moderate and severe patients. Corticosteroids do not improve survival at 90 days or 1 year, and have demonstrated an increased risk of infection. In addition, fewer than 50% of AH patients are eligible for corticosteroids. The cost related to treating hospitalized AH patients and their length of hospital stay were reported at AASLD’s The Liver Meeting 2021:

Each hospitalization episode with AH diagnosis for patients who:	Average length of stay	Total healthcare cost per hospitalization episode
Died during the hospitalization	9 days	$151,500
Were discharged	6 days	$56,000
Marlowe, et. Al., AASLD 2021 Poster No. 381#

The rate of AH patients undergoing liver transplantation has been increasing in recent years, although the total number of such transplants is still relatively small.  Average charges for a liver transplant exceed $875,000 and patients require lifelong immunosuppressive therapy to prevent organ rejection.

Clinical Program.    In 2019, we completed a Phase 2a clinical trial evaluating safety and PK of intravenously infused larsucosterol in patients with moderate and severe AH.  This was an open label, dose escalation (30, 90 and 150 mg), multi-center U.S. study, designed to be conducted in two sequential parts.  Part A included patients with moderate AH and Part B included patients with severe AH.  Severity of AH was determined by MELD scores with moderate defined as MELD 11-20 and severe as MELD 21-30.

In this Phase 2a trial, dose escalation was permitted following review of safety and PK results of the prior dose level by a Dose Escalation Committee. The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate (7 of 19) and severe AH (12 of 19), who received larsucosterol intravenously at 30mg, 90mg, or 150mg doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on Day 2, one patient did not return for the scheduled Day 7 and Day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following larsucosterol treatment.

In November 2019, the results from this Phase 2a clinical trial of larsucosterol in alcoholic hepatitis were presented as a late-breaking oral presentation at The Liver Meeting®.  The study summary results were also selected for inclusion in the ‘Best of The Liver Meeting’ presentation in the alcohol-related liver disease category.

All 19 patients treated with larsucosterol in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Using an alternative measure of AH severity to MELD, Maddrey’s Discrimination Function (“DF”), 15 of the 19 patients had DF scores of 32 or greater, indicating that they had severe AH. Patients treated with larsucosterol had a statistically significant reduction from baseline in bilirubin at Day 7 and 28 and MELD at Day 28.  Lille scores, described below, were also statistically significantly lower than those from a well-matched group of patients in a contemporary trial as well as several published historical controls.  74% of all larsucosterol treated patients and 67% of those with severe AH were discharged from the hospital within 4 days after receiving a single dose of larsucosterol.

Lille

Lille scores are used in clinical practice to help determine the prognosis and response of AH patients after 7 days of treatment.  The lower the Lille score, the better the prognosis.  Patients with a Lille score below 0.45, treatment responders, have a six-month survival rate of 85% compared to those with Lille scores above 0.45, who have only a 25% six-month survival rate.  The chart below shows the Lille scores for individual AH patients treated with larsucosterol plotted as a function of their baseline MELD scores.  In our study, the median Lille score for patients treated with larsucosterol was 0.10.  The median Lille score among a cohort of 15 patients treated with standard of care at the University of Louisville (“UL”) was 0.41 (shown as historical control).

The chart below shows individual patient Lille scores plotted as a function of their baseline MELD scores.

1)

Our advisor, Dr. Craig McClain from UL, shared anonymized data from his study, in which 15 AH patients with initial MELD scores ranging from 15-30 received either supportive care alone (n=8 moderate AH patients) or supportive care with corticosteroids (n=7 severe AH patients). Two of the UL control patients died by Day 28.

2)

One patient in the larsucosterol (DUR-928) group did not return for the Day 7 or 28 visit. All 19 patients, including this one, treated with larsucosterol in this trial survived the 28-Day follow-up period.

3)	Lille scores in the larsucosterol group were significantly lower than that of the UL patients (p=0.01; Wilcoxon's Rank Sum Test).

As shown below, 100% of patients in the 30 mg and 90 mg larsucosterol dosing groups were treatment responders based on their Lille scores.  89% of the overall larsucosterol patient population were treatment responders based on Lille.  Patients with severe AH, as defined by DF ≥32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to larsucosterol treatment.

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
4)

DF is calculated using the patient’s prothrombin time and serum bilirubin level. DF was introduced in 1978 as a predictor of significant mortality risk for AH patients. A DF≥32 identified AH patients with a 30-Day mortality rate of ≥50%.

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

A sub-group analysis was conducted to compare severe AH patients in the 30 mg and 90 mg dosing groups (n=8) with well-matched severe AH patients (n=13) who received corticosteroids for 28 days in a contemporaneous study at UL.  Patients shown below in the UL steroid group had a mean baseline MELD of 24.46 and mean baseline Maddrey’s DF score of 62.98. The 8 patients in the larsucosterol group had baseline mean MELD of 24.50 and mean baseline Maddrey’s DF score of 61.25.  All patients treated with larsucosterol survived the 28-Day follow up period, while 3 of the 13 patients (23%) in the UL steroid group died within the first 28 days.

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

In January 2021, we announced the dosing of the first patient in our Phase 2b study in subjects with severe AH (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of larsucosterol in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus standard of care (SOC, which may include the use of methylprednisolone, a corticosteroid, at the discretion of the treating physician); (2) larsucosterol (30 mg); and (3) larsucosterol (90 mg). All patients in the trial receive supportive care. Patients receive an intravenous (IV) dose of larsucosterol or placebo (sterile water) on Day 1 and a second IV dose on Day 4 if they are still hospitalized.  The primary outcome measure will be the 90-Day survival rate for patients treated with larsucosterol compared to those treated with placebo plus SOC.  Secondary endpoints include 28-Day survival, the rate of adverse events, Lille and MELD (prognostic scores), and time in the intensive care unit. We are targeting more than 60 clinical trial sites across the United States, U.K., E.U. and Australia.

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

Clinical Program.    In 2020, we completed a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of larsucosterol in NASH patients with stage 1-3 fibrosis. Larsucosterol (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial. Key endpoints included safety and PK, and clinical chemistry/efficacy signals, such as liver enzymes (ALT, AST and GGT), serum lipids (e.g., triglycerides), biomarkers (e.g., CK-18s, inflammatory cytokines), and insulin resistance (i.e., HOMA-IR), as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF (as defined below) and FibroScan®).

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

Collectively, the biological signals observed in NASH and HI patients plus results from our animal models and cell culture studies suggest potential therapeutic activity of larsucosterol for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of larsucosterol, and there is no assurance that these biomarker, clinical chemistry and liver imaging effects will be associated with clinically relevant benefits, or that larsucosterol will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll.  Pursuant to the Innocoll Agreement, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. The License Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll paid us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the License Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment.  At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. We will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. We are eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, we will receive tiered low to mid-double-digit royalty payments of net sales of POSIMIR in the United States. Pursuant to the terms of the License Agreement, except as otherwise expressly provided in the License Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the United States.  Innocoll has stated that they expect to launch POSIMIR in the second quarter of 2022, subject to commercial supply timelines.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At March 31, 2022, we had an accumulated deficit of $536.9 million. Our net losses were $10.8 million for the three months ended March 31, 2022 compared with $10.1 million for the corresponding period in 2021. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the first quarter of 2022 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses in the near future to increase compared to the first quarter of 2022 due to higher consulting and market research expenses related to larsucosterol. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by our licensee, Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, prepaid and accrued contract research expenses, and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2021.

Results of Operation

Three months ended March 31, 2022 and 2021

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

	Three months ended March 31,
	2022	2021
Total collaborative research and development and other revenue (1)	$495	$574

(1)

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

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in an animal health product. Net product revenues were $1.4 million for the three months ended March 31, 2022 compared with $1.6 million for the corresponding period in 2021. The decrease in the three months ended March 31, 2022 was primarily attributable to lower revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2021.

Cost of product revenues

Cost of product revenues was $335,000 for the three months ended March 31, 2022 compared with $352,000 for the corresponding period in 2021. Cost of product revenues in the three months ended March 31, 2022 decreased primarily due to lower units sold from our ALZET product line compared to the corresponding period in 2021.  Stock-based compensation expense recognized related to cost of product revenues was $5,000 in each of the three months ended March 31, 2022 and 2021.

We had 10 manufacturing employees in each of the three months ended March 31, 2022 and 2021. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.2 million for the three months ended March 31, 2022 compared to $8.0 million for the corresponding period in 2021. We incurred higher research and development costs associated with larsucosterol and the depot injectable programs, partially offset by lower research and development costs associated with POSIMIR, the Gilead program and other research programs in the three months ended March 31, 2022 compared to the corresponding period in 2021, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $330,000 for the three months ended March 31, 2022 compared to $315,000 for the corresponding period in 2021. As of March 31, 2022, we had 45 research and development employees compared with 46 as of March 31, 2021. We expect research and development expenses in the near future to increase compared to the first quarter of 2022 as we expect to incur higher research and development expenses for larsucosterol.

	Three months ended March 31,
	2022	2021
Larsucosterol	$7,258	$5,516
Depot injectable programs	430	262
POSIMIR	336	1,674
Gilead	—	65
Others	187	458
Total research and development expenses	$8,211	$7,975

Larsucosterol

Our research and development expenses for larsucosterol were $7.3 million in the three months ended March 31, 2022 compared to $5.5 million for the corresponding period in 2021. The increase in the three months ended March 31, 2022 was primarily due to higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2021.

We continue to assess the impact of the COVID-19 outbreak on our business, including our larsucosterol Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including larsucosterol trials, in our planned timeframe.

Depot injectable programs

Our research and development expenses for depot injectable programs were $430,000 in the three months ended March 31, 2022 compared to $262,000 for the corresponding period in 2021. The increase in the three months ended March 31, 2022 was primarily due to higher employee-related costs for these programs compared with the corresponding period in 2021.

     POSIMIR

Our research and development expenses for POSIMIR were $336,000 in the three months ended March 31, 2022 compared to $1.7 million for the corresponding period in 2021. The decrease in the three months ended March 31, 2022 was primarily due to lower consulting expenses and employee related costs for this drug candidate compared with the corresponding period in 2021.

It is possible that COVID-19 will adversely impact the timing of potential commercialization of POSIMIR which is now controlled by Innocoll.

     Gilead Program

Our research and development expenses for the Gilead program were zero in the three months ended March 31, 2022 compared to $65,000 for the corresponding period in 2021. The decrease in the three months ended March 31, 2022 was primarily due to lower employee-related costs devoted to the program compared with the corresponding period in 2021. In June 2020, Gilead provided notice that it was terminating the Gilead Agreement and a related R&D agreement.

Other DURECT research programs

Our research and development expenses for all other programs were $187,000 in the three months ended March 31, 2022 compared to $458,000 for the corresponding period in 2021. The decrease in the three months ended March 31, 2022 was primarily due to lower employee-related costs associated with these programs compared with the corresponding period in 2021.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, uncertainties related to COVID-19, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.7 million in the three months ended March 31, 2022 compared to $3.5 million for the corresponding period in 2021. Selling, general and administrative expenses increased in the three months ended March 31, 2022 primarily due to higher patent expenses as well as higher consulting and employee expenses compared to the corresponding period in 2021. Stock-based compensation expense recognized related to selling, general and administrative personnel was $343,000 for the three months ended March 31, 2022 compared to $382,000 for the corresponding period in 2021.

We had 23 selling, general and administrative employees as of March 31, 2022 compared with 25 as of March 31, 2021. We expect selling, general and administrative expenses in the near future to increase compared to the first quarter of 2022 due to higher consulting and market research expenses related to larsucosterol.

Other income (expense). Interest and other income was $54,000 for the three months ended March 31, 2022 compared to $37,000 for the corresponding period in 2021. The increase in interest and other income in the three months ended March 31, 2022 was primarily due to higher interest rates associated with our cash and investments compared with the corresponding period in 2021.

Interest and other expense was $530,000 for the three months ended March 31, 2022 compared to $525,000 for the corresponding period in 2021. Interest and other expense in the three months ended March 31, 2022 was comparable to the corresponding period in 2021 as the interest rate on our term loan was similar between these periods.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $64.4 million at March 31, 2022 compared to cash, cash equivalents, cash held in escrow and investments of $70.0 million at December 31, 2021. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2022 and December 31, 2021. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities and interest payments, partially offset by payments received from collaboration partners and customers. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022.

We used $5.6 million of cash in operating activities for the three months ended March 31, 2022 compared to $10.7 million for the corresponding period in 2021. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We generated $5.1 million of cash in investing activities for the three months ended March 31, 2022 compared to $4.1 million of cash used in investing activities for the corresponding period in 2021. The increase in cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale securities partially offset by a decrease in proceeds from maturities of available-sale-securities for the three months ended March 31, 2022 compared with the corresponding period in 2021. In addition, we received $15 million of cash from sale of the LACTEL product line in the three months ended March 31, 2021.

We received $8,000 of cash from financing activities for the three months ended March 31, 2022 compared to $51.0 million for the corresponding period in 2021. The decrease in cash received from financing activities was primarily due to no net proceeds received from issuance of our common stock from the underwritten public offering and under the Controlled Equity Offering program as well as lower proceeds from the exercise of stock options in the three months ended March 31, 2022 compared with the corresponding period in 2021. In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately $45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million.  In the three months ended March 31, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement.

We anticipate that cash used in operating activities in the near future will increase compared to the first quarter of 2022 as we experience higher research and development expenses related to Larsucosterol.

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

As of May 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the three months ended March 31, 2022, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

The COVID-19 outbreak is impacting our business in several ways.  COVID-19 initially had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. ALZET orders recovered significantly in 2021, a trend that may or may not continue as the impact of the pandemic has proven to be difficult to predict.  For larsucosterol, we may continue to experience delays in patient enrollment of the Phase 2b AHFIRM clinical trial or disruptions in supplies of larsucosterol or other items required for clinical trials.  Delays and potential disruptions would increase the overall costs of development of larsucosterol. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of COVID-19 and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows. Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from March 31, 2022. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

We are experiencing certain operational and other challenges as a result of COVID-19, which could delay or halt our research and development programs or clinical programs. See Item 1A - Risk Factors for further discussion of the current and expected impact on our business and programs.

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

As of March 31, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022.

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
•

If our stockholders do not approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock, and an amendment to our 2000 Stock Plan to increase the number of shares issuable thereunder, our ability to raise additional capital, competitively pursue future partnering and other business opportunities and provide adequate incentives to our employees could be materially adversely affected

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

•	Inability to train physicians to use our products may prevent market acceptance of our products
•	We may be adversely affected by the effects of inflation
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
•

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company

•	Our stock price currently does not meet the minimum bid price for continued listing on Nasdaq

Risks Related To Our Business

We are dependent on the success of larsucosterol and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of larsucosterol, which has completed multiple clinical trials, including a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently enrolling patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH.  Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. Larsucosterol will require additional development, including completion of ongoing clinical trials and potentially additional clinical trials as well as potentially further preclinical studies, and other non-clinical parameters, to obtain regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances or approvals will be obtained. Our drug development efforts may not lead to commercial drugs, for several reasons such as if larsucosterol fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance larsucosterol through clinical development and the approval processes. We consider larsucosterol to be our lead and most important asset. If larsucosterol fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of larsucosterol, which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a survival benefit over placebo plus standard of care, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of larsucosterol or any other product candidate

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unfavorable events during, or as a result of, any future clinical trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates.

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

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95%

initially and 7.95% as of March 31, 2022) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. Any increases in prevailing interest rates could increase our expenses under the Loan Agreement. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from March 31, 2022. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

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

*If our stockholders do not approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock, and an amendment to our 2000 Stock Plan to increase the number of shares issuable thereunder, our ability to raise additional capital, competitively pursue future partnering and other business opportunities and provide adequate incentives to our employees could be materially adversely affected

We have a limited number of remaining authorized shares of our common stock available for issuance under our certificate of incorporation. In addition, we have a limited number of shares of our common stock reserved for issuance under our 2000 Stock Plan. As a result, we are currently limited in our ability to offer equity incentives under our 2000 Stock Plan to new or existing employees. The limited availability of authorized shares of common stock places us in a competitive disadvantage since our ability to (i) raise additional capital through the sale of our common stock or securities exercisable or convertible into shares of our common stock, (ii) utilize our common stock for potential future partnering opportunities and other legitimate corporate business purposes, and (iii) attract and retain key personnel, is compromised. Our board of directors has approved both an amendment to our certificate of incorporation to increase the number of authorized shares of common stock and an amendment to our 2000 Stock Plan to increase the number of shares of common stock issuable thereunder. We submitted such amendments to our stockholders for approval at our 2022 Annual Meeting of Stockholders. If stockholder approval is not received for these amendments, we believe it will compromise our ability to competitively pursue future business and financial endeavors with common stock or securities exercisable or convertible into or exchangeable for shares of our common stock as consideration and to provide incentives to our employees, which could have an adverse effect on our business, financial position and results of operations.

We do not control the commercialization of POSIMIR, PERSERIS or Methydur

We rely on Innocoll for the commercialization of POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll is responsible for completing post-marketing non-clinical studies and any additional studies required by FDA, and negative results from these studies could adversely affect commercialization of POSIMIR. Innocoll is also responsible for manufacturing POSIMIR. If Innocoll does not successfully launch and then grow POSIMIR sales, the royalty payments we receive under our agreement with them will be limited and we may not receive any milestone payments from them. We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that PERSERIS sales will maintain current levels or grow materially.  If Indivior does not successfully grow PERSERIS sales, future earn-out payments we receive under our agreement with them will be limited. We rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of each of these products may be negatively impacted by the COVID-19 pandemic.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements may be recorded as deferred revenue, in which case they are generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of March 31, 2022, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2022, had an accumulated deficit of approximately $536.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at March 31, 2022. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities of one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

As of May 3, 2022, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 120 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 160 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

*Healthcare reform measures could hinder or prevent our product candidates’ commercial success

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or, collectively, the Affordable Care Act,  was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.

The previous U.S. presidential administration signed several Executive Orders designed to delay or eliminate the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”   On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the current U.S. presidential administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Medicaid Drug Rebate Program under the Affordable Care Act, which has increased the statutory minimum rebates a manufacturer must pay under the program as well as a new methodology by which rebates are owed for drugs that are inhaled, infused, instilled, implanted or injected. We are also subject to federal and state false claims acts, as well as federal and state antitrust and consumer protection laws. Increased scrutiny of health care industry business practices in recent years by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in such government healthcare programs.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a law, effective in January 2019, which requires transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

If we or our third-party collaborators are unable to train physicians to use our products and product candidates to treat patients’ diseases or medical conditions, we may not achieve market acceptance of our products

Broad use of certain of our products or out-licensed products, such as POSIMIR, will require extensive training of numerous physicians on their proper and safe use. The time required to train physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our products. Any delay in training would materially delay the demand for our products and harm our business and financial results. In addition, we or our partners may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

*We may be adversely affected by the effects of inflation

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, increased manufacturing costs and clinical trial costs, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these mitigating actions impact our results of operations and when the cost inflation is incurred.

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

*Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed a shelf registration statement (“the 2021 Registration Statement”) to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through an at the market sales agreement with Cantor Fitzgerald (the “2021 Sales Agreement”).  When the 2021 Registration Statement was declared effective in August 2021, the 2021 Sales Agreement replaced a prior similar 2015 Sales Agreement with Cantor Fitzgerald. Any sales in the public market of our common stock, under our 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. Through several financings between 2019 and May 3, 2022, and through our 2015 Sales Agreement and 2018 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million. As of May 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

In addition, as of March 31, 2022, 27,820,003 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.33 per share, 4,321,434 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 383,412 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Further, we have submitted proposals to a vote of our stockholders at our 2022 Annual Meeting of Stockholders to be held on June 15, 2022, to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 350,000,000 to 600,000,000 shares and to approve an amendment to our 2000 Stock Plan to increase the number of shares of our common stock authorized for issuance thereunder by 18,000,000 shares. If our stockholders approve these proposals, we will have the ability to issue significantly more shares and options in the future, which would result in substantial dilution to our stockholders, including investors in this offering. Only stockholders of record at the close of business on April 20, 2022 have a right to vote at our 2022 Annual Meeting of Stockholders, so investors in this offering will not be able to vote the shares purchased in this offering on these proposals. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

*Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus and its new variants, pronouncements by the Federal Reserve, inflation, outbreaks of war such as between Russia and Ukraine, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 5, 2022

	By:	/S/ JIAN LI
Jian Li Senior Vice President, Finance and Corporate Controller (Interim Principal Accounting and Financial Officer)

Date: May 5, 2022