Form 10-Q
period 2022-06-30
DURECT CORP
filed 2022-08-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 227,764,019 shares of the registrant’s common stock outstanding.

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

•

the possibility of filing for marketing approval for larsucosterol for the treatment of AH if the AH to evaluate saFety and effIcacy of laRsucosterol treatMent (AHFIRM) trial is successful and the likelihood of the U.S. Food and Drug Administration (“FDA”) or other regulatory bodies granting such marketing approval;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products, product candidates and technologies, including larsucosterol, POSIMIR, and our SABER and CLOUD technologies;
•

the potential milestone and royalty payments we may receive from Innocoll related to POSIMIR, earn-out payments we may receive from Indivior UK Limited (“Indivior”) related to the commercialization of PERSERIS, and milestone, sub-license fees and royalty payments we may receive from Santen Pharmaceutical Co. Ltd. (“Santen”) or Orient Pharma Co., Ltd. (“Orient Pharma”);

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

•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval and timing of responses to our regulatory submissions;
•	the impact of FDA, European Medicines Agency (“EMA”) and other government regulation on our business;
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

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2022	December 31, 2021

A S S E T S
Current assets:
Cash and cash equivalents	$47,135	$49,844
Short-term investments	6,977	19,966
Accounts receivable, net	1,204	6,477
Inventories, net	2,133	1,870
Prepaid expenses and other current assets	3,006	3,580
Total current assets	60,455	81,737
Property and equipment, net	222	227
Operating lease right-of-use assets	2,722	3,446
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	261	261
Total assets	$69,979	$91,990
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$3,230	$1,311
Accrued liabilities	4,537	6,799
Deferred revenue, current portion	—	98
Term loan, current portion, net	950	—
Operating lease liabilities, current portion	1,876	1,848
Total current liabilities	10,593	10,056
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	1,039	1,824
Term loan, non-current portion, net	19,949	20,632
Other long-term liabilities	882	884
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	585,148	583,818
Accumulated other comprehensive loss	(25)	(10)
Accumulated deficit	(548,442)	(526,049)
Stockholders’ equity	36,704	57,782
Total liabilities and stockholders’ equity	$69,979	$91,990

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Collaborative research and development and other revenue	$606	$735	$1,101	$1,309
Product revenue, net	1,470	1,568	2,890	3,206
Total revenues	2,076	2,303	3,991	4,515
Operating expenses:
Cost of product revenues	393	359	728	711
Research and development	8,817	7,433	17,028	15,408
Selling, general and administrative	3,952	3,168	7,687	6,699
Total operating expenses	13,162	10,960	25,443	22,818
Loss from operations	(11,086)	(8,657)	(21,452)	(18,303)
Other income (expense):
Interest and other income	127	39	181	76
Interest and other expenses	(592)	(528)	(1,122)	(1,053)
Net other expense	(465)	(489)	(941)	(977)
Net loss	(11,551)	(9,146)	(22,393)	(19,280)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	4	13	(15)	4
Total comprehensive loss	$(11,547)	$(9,133)	$(22,408)	$(19,276)
Net loss per share
Basic	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

Weighted-average shares used in computing net loss per share
Basic	227,742	227,428	227,715	222,510
Diluted	227,742	227,428	227,715	222,510

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	227,680	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options	14	—	8	—	—	8
Stock-based compensation expense from stock options and ESPP shares	—	—	678	—	—	678
Net loss	—	—	—	—	(10,842)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(19)	—	(19)
Balance at March 31, 2022	227,694	$23	$584,504	$(29)	$(536,891)	$47,607
Issuance of common stock upon exercise of stock options	70	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	617	—	—	617
Net loss	—	—	—	—	(11,551)	(11,551)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				4	—	4
Balance at June 30, 2022	227,764	$23	$585,148	$(25)	$(548,442)	$36,704

Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723
Issuance of common stock upon equity financings	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, ESPP purchases and other	146	—	163	—	—	163
Stock-based compensation expense from stock options and ESPP shares	—	—	710	—	—	710
Net loss	—	—	—	—	(9,146)	(9,146)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	13	—	13
Balance at June 30, 2021	227,496	$23	$582,505	$(1)	$(509,064)	$73,463

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(22,393)	$(19,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	60
Stock-based compensation	1,296	1,412
Amortization of debt issuance cost	238	209
Net amortization on investments	13	(77)
Changes in operating lease liabilities	(33)	(5)
Changes in assets and liabilities:
Accounts receivable	5,273	124
Inventories	(264)	(55)
Prepaid expenses and other assets	574	353
Accounts payable	1,919	(592)
Accrued liabilities	(2,234)	(995)
Deferred revenue	(98)	5
Total adjustments	6,753	439
Net cash used in operating activities	(15,640)	(18,841)
Cash flows from investing activities
Purchases of property and equipment	(64)	(20)
Purchases of available-for-sale securities	—	(42,323)
Proceeds from maturities of available-for-sale securities	12,961	30,468
Net proceeds from sale of LACTEL product line	—	14,979
Net cash provided by investing activities	12,897	3,104
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(1)
Payment for long-term debt amendment fee	—	(713)
Net proceeds from issuances of common stock	35	51,212
Net cash provided by financing activities	34	50,498
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,709)	34,761
Cash, cash equivalents, and restricted cash, beginning of the period (1)	49,994	21,462
Cash, cash equivalents, and restricted cash, end of the period (1)	$47,285	$56,223

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at June 30, 2022 and December 31, 2021.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2022, the operating results and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2022, the Company had an accumulated deficit of $548.4 million as well as negative cash flows from operating activities.

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

The Company’s inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Raw materials	$143	$143
Work in process	872	712
Finished goods	1,118	1,015
Total inventories	$2,133	$1,870

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price associated with the license as revenues when the license is transferred to the customer and the customer is able to use and benefit from the license. For performance obligations comprised of licenses that are bundled with other promises, the Company utilizes its judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the Company applies an appropriate method of measuring progress for purposes of recognizing related revenues. For performance obligations recognized over time, the Company evaluates the measure of progress each reporting period and recognizes revenues on a cumulative catch-up basis as collaborative research and development revenues and net income (loss).

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

Total revenue by geographic region based on customers’ locations for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$1,398	$1,684	$2,605	$2,932
Europe	414	165	752	645
Japan	111	282	366	583
Other	153	172	268	355
Total	$2,076	$2,303	$3,991	$4,515

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

    Research and development expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed. In addition, research and development expenses incurred that are reimbursed by the Company’s partners are recorded as collaborative research and development revenue.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerators:
Net loss	$(11,551)	$(9,146)	$(22,393)	$(19,280)
Denominator:
Weighted average shares used to compute basic net loss per share	227,742	227,428	227,715	222,510
Dilutive common shares from stock options and ESPP	—	—	—	—
Weighted average shares used to compute diluted net loss per share	227,742	227,428	227,715	222,510
Net loss per share:
Basic	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

Options to purchase approximately 27.9 million and 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2022, respectively, as the effect would be antidilutive. Options to purchase approximately 8.1 million and 7.9 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2021, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $606,000 and $1.1 million for the three and six months ended June 30, 2022, compared with $735,000 and $1.3 million for the corresponding periods in 2021, respectively. These amounts include: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (“Santen”); and (d) royalty revenue from Orient Pharma with respect to Methydur net sales. Since 2018, the parties from time to time have been working together on a limited set of research and development activities funded by Santen.

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

Upon execution of the Innocoll Agreement, Innocoll paid the Company an initial nonrefundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. The Company will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. The Company is eligible to receive additional milestone payments of up to $130.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, the Company will earn low to mid double-digit royalties from net sales of POSIMIR in the United States.

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

During December 2021, an upfront fee of $4.0 million as well as a fee in the amount of $1.2 million to cover reimbursed expenses, the manufacturing supplies and excipients transferred to Innocoll pursuant to the terms of the Innocoll Agreement was recognized as revenue when the performance obligations were satisfied in December 2021 and $0.1 million was recorded as a net reduction in equipment in December 2021. At December 31, 2021, the Company included $5.3 million due from Innocoll in accounts receivable on its balance sheet; these funds were received in January 2022. No revenues were recognized under the agreement with Innocoll during the three and six months ended June 30, 2022.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and six months ended June 30, 2022 and 2021 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which have been achieved as of June 30, 2022). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties periodically have been working together on a limited set of research and development activities funded by Santen. As of June 30, 2022, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2022 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$602	$—	$—	$602
Certificates of deposit	150	—	—	150
Commercial paper	49,766	—	(25)	49,741
	$50,518	$—	$(25)	$50,493
Reported as:
Cash and cash equivalents	$43,370	$—	$(4)	$43,366
Short-term investments	6,998	—	(21)	6,977
Long-term restricted investments	150	—	—	150
	$50,518	$—	$(25)	$50,493

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,089	$—	$—	$2,089
Certificates of deposit	150	—	—	150
Commercial paper	62,505	—	(10)	62,495
Corporate debt	1,293	—	—	1,293
	$66,037	$—	$(10)	$66,027
Reported as:
Cash and cash equivalents	$45,913	$—	$(2)	$45,911
Short-term investments	19,974	—	(8)	19,966
Long-term restricted investments	150	—	—	150
	$66,037	$—	$(10)	$66,027

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2022, by contractual maturity (in thousands):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$49,766	$49,741
Mature after one year through five years	150	150
	$49,916	$49,891

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2022.

As of June 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Accrued Liabilities

Accrued liabilities as of June 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	June 30, 2022	December 31, 2021

Accrued compensation and benefits	$2,730	$4,099
Accrued contract research and manufacturing costs	399	757
Accrued clinical costs	217	97
Others	1,191	1,846
Total	$4,537	$6,799

Note 5. Stock-Based Compensation

As of June 30, 2022, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of product revenues	$5	$6	$10	$11
Research and development	296	320	626	635
Selling, general and administrative	317	384	660	766
Total stock-based compensation	$618	$710	$1,296	$1,412

As of June 30, 2022 and December 31, 2021, $17,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets for each period.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock Options
Risk-free rate	2.9-3.0%	1.2-1.3%	1.8-3.0%	0.8-1.3%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-7.3	7.0	7.0-7.3	7.0-7.3
Volatility	85-86%	86%	83-86%	74-86%

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Employee Stock Purchase Plan
Risk-free rate	1.49%	0.04%	0.04-1.49%	0.04-0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	80%	71-78%	56-80%	71-78%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 8.43% as of June 30, 2022) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of June 30, 2022, are as follows (in thousands):

Six months ended December 31, 2022	$-
2023	5,000
2024	8,571
2025	8,429
Total minimum payments	22,000
Less unamortized debt discount and accrued final payment	(1,101)
Carrying value of term loan, net	20,899

As of June 30, 2022, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expenses under all operating leases were $478,000 and $957,000 for both the three and six months ended June 30, 2022 and 2021, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ended December 31, 2022	$990
2023	1,970
2024	275
$3,235

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

The Company did not sell any shares of its common stock in the public market pursuant to the 2018 or 2021 Registration Statements and the 2015 or 2021 Sales Agreements during the three and six months ended June 30, 2022. During the three months ended June 30, 2021, the Company did not issue any shares pursuant to the 2018 Registration Statement and the 2015 Sales Agreement. During the six months ended June 30, 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and the 2015 Sales Agreement.

As of August 3, 2022, the Company had up to $250.0 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $75.0 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Note 9. Subsequent Event

On August 2, 2022, the Company was issued a new patent by the US Patent Office, extending US patent coverage for POSIMIR to at least 2041.  Under the Company’s agreement with Innocoll, this triggers an $8.0 million milestone payment due to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2022 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) as well as the “Risk Factors” section included elsewhere in Part II, Item IA of this Quarterly Report on Form 10-Q. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program.  Larsucosterol (also known as “DUR‑928”), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival.  We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively.  After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we are evaluating larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. Currently we anticipate dosing the last patient in the AHFIRM trial in mid-2023.  If the AHFIRM trial is successful, it may support a New Drug Application (“NDA”) filing and we may decide to develop our own commercial, sales and marketing organization.  We have also investigated larsucosterol in patients with nonalcoholic steatohepatitis (“NASH”) with encouraging results in a Phase 1b clinical trial and are considering further development for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults.  In February 2021, POSIMIR received U.S. FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression.  In December 2021, we entered into a license agreement with Innocoll Pharmaceuticals Limited, pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. Under the agreement, DURECT will earn low to mid double-digit royalties from net sales of POSIMIR and is eligible to receive up to an additional $132 million in milestone payments.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER®, CLOUD™, ORADUR™ and ALZET ® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

As a result of the assignment of certain patent rights, DURECT also receives single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS™(risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan.  We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

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

In March 2021, a peer-reviewed research paper proposed mechanism of action of larsucosterol was published in The Journal of Lipid Research. The publication showed that larsucosterol (referred to in the paper as “25HC3S”) bound to and inhibited the activities of DNA methyltransferases (DNMTs) 1, 3a and 3b, enzymes that add methyl groups to DNA (a process called “DNA methylation”), as well as reduced DNA hypermethylation. DNMT1 and 3a have been shown to be over-expressed in the livers of patients with severe AH. As such, by inhibiting DNMT activities, larsucosterol may inhibit DNA hypermethylation, thereby modulating the expression of genes and pathways that are involved in crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis.  These modulations may lead to improved cell survival, reduced lipid accumulation or lipotoxicity, minimized inflammation, and enhanced liver regeneration, as has been observed in various in vivo animal models and in results from our completed clinical trials in AH and NASH patients.

The biological activity of larsucosterol has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., LPS-induced endotoxin shock, drug-induced acute oxidative stress injury, ischemic-reperfusion-induced kidney and brain injury, and some represent chronic metabolic disorders (e.g., diabetes-NASH and NAFLD).

Our major product research and development efforts for larsucosterol are described in the following table:

In pharmacokinetic (“PK”) and toxicology studies conducted in mice, rats, rabbits, dogs, minipigs and monkeys, larsucosterol has been found to be well tolerated and safe by all routes of administration tested to date. These results support the use of larsucosterol in completed and ongoing human safety, PK, proof-of-concept, and efficacy trials. The chronic toxicity of larsucosterol was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies support the use of larsucosterol in long duration human trials.

Acute Organ Injury Program with Injectable larsucosterol

Market Opportunity.    Alcohol-associated hepatitis (also called “alcoholic hepatitis” or “AH”), an acute form of alcohol-associated liver disease, is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  AH was associated with approximately 137,000 U.S. hospitalizations in 2019 according to the available data published for the year. A retrospective analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days, 29% at 90 days and 44% at 180 days. A subsequent global study published in December 2021, which included 85 tertiary centers in 11 countries across 3 continents, prospectively enrolled 2,581 AH patients with a median MELD score of 23.5, reported mortality at 28 and 90 days of 20% and 30.9% respectively.

A Model of End-Stage Liver Disease (“MELD”) score is a commonly used scoring system to assess the severity and prognosis of AH patients. There are no FDA approved therapies for AH and stopping alcohol consumption is necessary, but frequently not sufficient for recovery in many moderate and severe patients. Corticosteroids do not improve survival at 90 days or one year, and have demonstrated an increased risk of infection. In addition, fewer than 50% of AH patients are eligible for corticosteroids. According to a recent study, the healthcare costs associated with treating hospitalized AH patients and their length of hospital stay are significant.

Each hospitalization episode with AH diagnosis for patients who:	Average length of stay	Average total charges during hospital stay
Died during the hospitalization	9 days	$147,000
Were discharged	6 days	$53,000

Marlowe, N., Lam, D., Krebs, W., Lin, W. & Liangpunsakul, S. (2022) Prevalence, co-morbidities, and in-hospital mortality of patients hospitalized with alcohol-associated hepatitis in the United States from 2015 to 2019. Alcoholism: Clinical and Experimental Research.

The rate of AH patients undergoing liver transplantation has been increasing in recent years, although the total number of such transplants is still relatively small.  Average charges for a liver transplant exceed $875,000, and patients require lifelong immunosuppressive therapy to prevent organ rejection.

Clinical Program.    In 2019, we completed a Phase 2a clinical trial evaluating safety and PK of intravenously infused larsucosterol in patients with moderate and severe AH.  This was an open label, dose escalation (30 mg, 90 mg and 150 mg), multi-center U.S. study, designed to be conducted in two sequential parts.  Part A included patients with moderate AH and Part B included patients with severe AH.  Severity of AH was determined by MELD scores with moderate defined as MELD 11-20 and severe as MELD 21-30.

In this Phase 2a trial, dose escalation was permitted following review of safety and PK results of the prior dose level by a Dose Escalation Committee. The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate (7 of 19) and severe AH (12 of 19), who received larsucosterol intravenously at 30 mg, 90 mg, or 150 mg doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on Day 2, one patient did not return for the scheduled Day 7 and Day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following larsucosterol treatment.

In November 2019, the results from this Phase 2a clinical trial of larsucosterol in AH were presented as a late-breaking oral presentation at The Liver Meeting®.  The study summary results were also selected for inclusion in the ‘Best of The Liver Meeting’ presentation in the alcohol-related liver disease category.

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

2)

One patient in the larsucosterol (also known as “DUR-928”) group did not return for the Day 7 or 28 visit. All 19 patients, including this one, treated with larsucosterol in this trial survived the 28-Day follow-up period.

3)	Lille scores in the larsucosterol group were significantly lower than that of the UL patients (p=0.01; Wilcoxon's Rank Sum Test).

As shown in the table below, all patients in the 30 mg and 90 mg larsucosterol dosing groups were treatment responders based on their Lille scores, regardless of disease severity by DF, MELD, or baseline serum bilirubin levels.  89% of the overall larsucosterol patient population (16 of 18) were treatment responders based on Lille.  Patients with severe AH, as defined by DF ≥32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to larsucosterol treatment.

AH Patient Category	n1	Responders (Lille<0.45)	Lille Median (Quartile)
All Patients[2] 30 mg or 90 mg larsucosterol [3]	18 14	89% 100%	0.10 (0.04, 0.20) 0.05 (0.04, 0.19)
DF≥32 (SAH)[2,4] 30 mg or 90 mg larsucosterol [3]	15 11	87% 100%	0.19 (0.05, 0.22) 0.12 (0.05, 0.19)
MELD 21-30[2] 30 mg or 90 mg larsucosterol [3]	12 8	83% 100%	0.19 (0.11, 0.25) 0.19 (0.10, 0.19)
Baseline bilirubin >8mg/dl2 30 mg or 90 mg larsucosterol [3]	11 8	82% 100%	0.10 (0.05, 0.20) 0.10 (0.05, 0.19)
1)	One patient did not return for Day 7 and 28 visits.
2)	Including patients receiving 30 mg, 90 mg and 150 mg of larsucosterol.
3)	Excluding patients receiving 150 mg of larsucosterol.
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

A sub-group analysis was conducted to compare severe AH patients in the 30 mg and 90 mg dosing groups (n=8) with well-matched severe AH patients (n=13) who received corticosteroids for 28 days in a contemporaneous study at UL.  Patients shown in the chart below in the UL steroid group had a mean baseline MELD of 24.46 and mean baseline Maddrey’s DF score of 62.98. The 8 patients in the larsucosterol group had baseline mean MELD of 24.50 and mean baseline Maddrey’s DF score of 61.25.  All patients treated with larsucosterol survived the 28-Day follow up period, while 3 of the 13 patients (23%) in the UL steroid group died within the first 28 days.

Treatment Groups - Lille score
Lille Score
1.5
1.0
0.5
0.0
P = 0.014
Steroid
DUR928
AH patients

The steroid group in the above graph includes the 7 severe AH patients treated with steroids from the UL group shown in the MELD vs Lille graph above plus an additional 6 severe AH patients subsequently treated in the UL study.

Bilirubin

Bilirubin is formed by the breakdown of red blood cells in the body.  The level of total bilirubin in the blood is an indication of how the liver is functioning.  Elevated bilirubin levels usually signify liver dysfunction and disease.  In this trial (shown in the chart below), patients treated with larsucosterol had a significant early reduction from baseline in bilirubin by Day 7.  Patients with more elevated bilirubin at baseline (serum bilirubin >8 mg/dL) had a median reduction from baseline of 25% by Day 7 and 48% by Day 28.

Serum Bilirubin Change by Time
% Reduction from Baseline (Median)
0
-10
-20
-30
-40
-50
-60
0
7
14
21
28
Day
All*
MDF≥32*
MELD 21-30
Bilirubin>8*

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

As discussed above, MELD is another commonly used scoring system used to assess the severity and prognosis of AH patients.  Patients with MELD scores of 11-20 are classified as having moderate AH and patients with MELD scores of 21-30 are classified as having severe AH.  As with Lille scores, the lower the MELD score, the better the prognosis for the AH patient. In this trial (shown in the chart below), the median reduction from baseline in MELD among all larsucosterol treated patients was >2 points and among those with baseline bilirubin levels >8 mg/dL was 5 points by Day 28.

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

In January 2021, we announced the dosing of the first patient in our Phase 2b study in patients with severe AH (AHFIRM).  AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of larsucosterol in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus supportive care, with or without methylprednisolone capsules at the investigators’ discretion; (2) larsucosterol (30 mg); and (3) larsucosterol (90 mg). Patients in the larsucosterol arms receive the same supportive care without steroids.  In order to maintain blinding, patients in the two active arms receive matching placebo capsules if the investigator prescribes steroids. Patients receive an intravenous (IV) dose of larsucosterol or placebo (sterile water) on Day 1 and a second identical IV dose on Day 4 if they are still hospitalized.  The primary outcome measure will be the 90-Day incidence of mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo.  Secondary endpoints include the difference in 90-Day mortality between patients treated with larsucosterol compared to those treated with placebo, the difference in 28-Day mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo, and the difference in mortality between patients treated with larsucosterol compared to those treated with placebo. We now have over 60 clinical trial sites across the United States, U.K., E.U. and Australia.

Phase 1 trials of larsucosterol administered through injection have supported the development of larsucosterol in AH. The initial Phase 1 trial in healthy subjects was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected larsucosterol. The 24-subject study (16 healthy volunteers on larsucosterol and 8 on placebo) of four escalating dose levels resulted in dose proportional systemic exposure of larsucosterol. Larsucosterol was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy subjects, in which participants received IM-injected larsucosterol for five consecutive days (8 subjects on larsucosterol, 2 on placebo) using the next to highest dose from the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending dose intravenous (IV) infusion study with 16 healthy subjects and observed no treatment-related serious adverse events. The systemic exposure following IV infusion was dose proportional.

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

Both the 50 mg and 600 mg dose groups showed a statistically significant median reduction at Day 28 from baseline of serum alanine aminotransferase (“ALT”) levels at -16% and -17%, respectively. The 600 mg dose group also showed statistically significant median reductions at Day 28 from baseline of serum aspartate aminotransferase (“AST”) (-18%) and gamma-glutamyl transferase (“GGT”) (-8%), and the 50 mg dose group had a statistically significant reduction at Day 28 from baseline in liver stiffness as measured by Fibroscan (-10%).

Patients in the 50 mg or 150 mg dose groups also had statistically significant median reduction at Day 28 from baseline of serum triglycerides (-13% in the 50 mg group) or LDL-C (-11% in the 150 mg group). Patients with elevated baseline triglycerides (≥200 mg/dL; n=16) across all dose groups had a median reduction at Day 28 from baseline of -24% (p <0.01).  Furthermore, patients in the 50 mg and 150 mg groups had 22% and 18% median reductions (not statistically significant) of HOMA-IR from baseline respectively after 4 weeks of daily oral dosing of larsucosterol. The 600 mg group did not show a change in HOMA-IR.

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

We have completed multiple Phase 1 trials in healthy subjects with orally administered larsucosterol. These include single-ascending-dose and multiple-ascending-dose studies as well as a food effect study. In all of these studies larsucosterol was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose-related increases in plasma concentrations were observed and no accumulation in plasma concentrations or food effects were observed with repeat dosing.

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic NASH patients and matched control subjects (“MCS”) (matched by age, body mass index and gender with normal liver function) utilizing orally administered larsucosterol. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated larsucosterol well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (i.e., shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS.  In addition, the systemic exposure following the low and high doses of larsucosterol was dose dependent.

While this study was not designed to assess efficacy, we observed statistically significant reductions from baseline levels of several biomarkers after both doses of larsucosterol.  A single oral dose of larsucosterol significantly reduced the levels of both full-length (M65) and cleaved (M30) cytokeratin-18 (CK-18), bilirubin, hsCRP, and IL-18 in these subjects.  The mean reduction of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction of total bilirubin (a liver function marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP) (a marker of inflammation) at the measured time point of greatest effect (24 hours after dosing) was 8% in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18 (an inflammatory mediator) at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

We have also conducted a Phase 1b open-label, multi-center U.S. study to evaluate the safety, tolerability, and pharmacokinetics (PK) of larsucosterol in subjects with moderate (Child-Pugh B scores, n=10) and severe (Child-Pugh C scores, n=7) hepatic function impairment (HI), and MCS (n=10) with normal hepatic function. Each subject received a single oral dose of 200 mg larsucosterol. Results from this study were presented at the International Liver Conference 2021 (EASL). Larsucosterol was safe and well-tolerated by all moderate and severe HI subjects with no adverse events and no dose-limiting toxicity reported throughout the study. As expected, clearance of larsucosterol was decreased in HI subjects compared to MCS with normal hepatic function, resulting in a 4-10-fold higher drug exposure (Cmax and AUC) in HI subjects. Additionally, a single oral dose of 200 mg of larsucosterol in subjects with HI resulted in statistically significant median reductions from baseline of the apoptosis biomarker M30 (cCK-18) at 12 hours post-dose.

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

Approved and Commercial Pharmaceutical Products

POSIMIR® (bupivacaine solution)

POSIMIR (bupivacaine solution) for infiltration use is a novel and proprietary product that combines the strength of 660 mg of bupivacaine base with the innovative SABER® platform technology, enabling continuous sustained delivery of a non-opioid local analgesic over three days in adults, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. POSIMIR contains more bupivacaine than any other approved single-dose sustained-release bupivacaine product.  At the end of surgery, POSIMIR is administered into the subacromial space under direct arthroscopic visualization, where it continuously releases bupivacaine for 72 hours or more.

In February 2021, the FDA approved POSIMIR for infiltration use in adults for administration into the subacromial space under direct arthroscopic visualization to produce post-surgical analgesia for up to 72 hours following arthroscopic subacromial decompression.

In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll.  Pursuant to the Innocoll Agreement, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. The Innocoll Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll paid us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment.  At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. On August 2, 2022, we were issued a new patent by the US Patent Office, extending US patent coverage for POSIMIR to at least 2041.  Under our agreement with Innocoll, this triggers an $8.0 million milestone payment due to us.  We will also receive $2.0 million upon the first commercial sale of POSIMIR in the United States. We are eligible to receive additional milestone payments of up to $130.0 million in the aggregate (including the $8.0 million patent milestone payment), depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. In addition, upon commercialization, we will receive tiered low to mid-double-digit royalty payments of net sales of

POSIMIR in the United States. Pursuant to the terms of the Innocoll Agreement, except as otherwise expressly provided in the Innocoll Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the United States.  We believe Innocoll is currently in the final stages of commercial launch preparation.

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

ORADUR™-ADHD Program

We developed a proprietary drug product for the treatment of ADHD called Methydur in collaboration with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan. We have licensed worldwide Methydur rights to OP and they launched Methydur commercially in Taiwan in September 2020. OP may seek commercialization partners in other countries throughout the world, including China and the U.S. We receive a single digit royalty on sales of Methydur by OP or its commercialization partners as well as potential milestones and sub-license fees.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At June 30, 2022, we had an accumulated deficit of $548.4 million. Our net losses were $11.5 million and $22.4 million for the three and six months ended June 30, 2022 compared with net losses of $9.1 million and $19.3 million for the corresponding periods in 2021. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the second quarter of 2022 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses in the near future to be comparable to the second quarter of 2022. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by our licensee, Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operation

Three and six months ended June 30, 2022 and 2021

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total collaborative research and development and other revenue (1)	$606	$735	$1,101	$1,309

(1)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs; (c) research and development activities funded by Santen Pharmaceutical Co. Ltd. (Santen) and (d) royalty revenue from Orient Pharma with respect to Methydur net sales. Since 2018, we from time to time have been working with Santen on a limited set of research and development activities funded by Santen.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in an animal health product. Net product revenues were $1.5 million and $2.9 million for the three and six months ended June 30, 2022 compared with $1.6 million and $3.2 million for the corresponding periods in 2021. The decreases in the three and six months ended June 30, 2022 were primarily attributable to lower revenue from our ALZET mini pump product line as a result of lower units sold, partially offset by higher revenue from certain excipients that are included in Methydur and in an animal health product compared to the corresponding periods in 2021.

Cost of product revenues

Cost of product revenues were $393,000 and $728,000 for the three and six months ended June 30, 2022 compared with $359,000 and $711,000 for the corresponding periods in 2021. Cost of product revenues in the three and six months ended June 30, 2022 increased slightly primarily due to higher costs of goods associated with certain excipients that are included in Methydur and in an animal health product, partially offset by lower units sold from our ALZET product line compared to the corresponding periods in 2021.  Stock-based compensation expense recognized related to cost of product revenues was $5,000 and $10,000 for the three and six months ended June 30, 2022 compared to $6,000 and $11,000 for the corresponding periods in 2021.

We had 10 manufacturing employees in each of the six months ended June 30, 2022 and 2021. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.8 million and $17.0 million for the three and six months ended June 30, 2022 compared to $7.4 million and $15.4 million for the corresponding periods in 2021. We incurred higher research and development costs associated with larsucosterol, partially offset by lower research and development costs associated with POSIMIR, the depot injectable programs, a now-terminated Gilead program and other research programs in the three months ended June 30, 2022 compared to the corresponding period in 2021, as more fully discussed below. We incurred higher research and development costs associated with larsucosterol and the depot injectable programs, partially offset by lower research and development costs associated with POSIMIR, the Gilead program and other research programs in the six months ended June 30, 2022 compared to the corresponding periods in 2021, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $296,000 and $626,000 for the three and six months ended June 30, 2022 compared to $320,000 and $635,000 for the corresponding periods in 2021. As of June 30, 2022, we had 43 research and development employees compared with 45 as of June 30, 2021. We expect research and development expenses in the near future to increase compared to the second quarter of 2022 as we expect to incur higher research and development expenses for larsucosterol.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Larsucosterol	$8,104	$5,955	$15,362	$11,471
Depot injectable programs	376	441	806	703
POSIMIR	154	785	490	2,459
Gilead	—	—	—	65
Others	183	252	370	710
Total research and development expenses	$8,817	$7,433	$17,028	$15,408

Larsucosterol

Our research and development expenses for larsucosterol were $8.1 million and $15.4 million in the three and six months ended June 30, 2022 compared to $6.0 million and $11.5 million for the corresponding periods in 2021. The increases in the three and six months ended June 30, 2022 were primarily due to higher clinical trial related expenses and higher employee-related costs for larsucosterol, partially offset by lower contract manufacturing expenses for this drug candidate compared with the corresponding periods in 2021.

We continue to assess the impact of the COVID-19 outbreak on our business, including our larsucosterol Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including larsucosterol trials, in our planned timeframe.

Depot injectable programs

Our research and development expenses for depot injectable programs were $376,000 and $806,000 in the three and six months ended June 30, 2022 compared to $441,000 and $703,000 for the corresponding periods in 2021. The decrease in the three months ended June 30, 2022 was primarily due to lower outside expenses for these programs compared with the corresponding period in 2021. The increase in the six months ended June 30, 2022 was primarily due to higher employee-related costs for these programs compared with the corresponding period in 2021.

     POSIMIR

Our research and development expenses for POSIMIR were $154,000 and $490,000 in the three and six months ended June 30, 2022 compared to $785,000 and $2.5 million for the corresponding periods in 2021. The decreases in the three months ended June 30, 2022 was primarily due to lower manufacturing supplies and lower employee related costs for this program compared with the corresponding period in 2021. The decrease in the six months ended June 30, 2022 was primarily due to lower consulting expenses and employee related costs for this program compared with the corresponding periods in 2021.

It is possible that COVID-19 will adversely impact the timing of potential commercialization of POSIMIR which is now controlled by Innocoll.

     Gilead Program

Our research and development expenses for the Gilead program were zero in each of the three and six months ended June 30, 2022 compared to zero and $65,000 for the corresponding periods in 2021. The decrease in the six months ended June 30, 2022 was primarily due to lower employee-related costs devoted to the program compared with the corresponding period in 2021. In June 2020, Gilead provided notice that it was terminating our agreements with them.

Other DURECT research programs

Our research and development expenses for all other programs were $183,000 and $370,000 in the three and six months ended June 30, 2022 compared to $252,000 and $710,000 for the corresponding periods in 2021. The decreases in the three and six months ended June 30, 2022 was primarily due to lower employee-related costs associated with these programs compared with the corresponding periods in 2021.

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

Selling, general and administrative expenses were $4.0 million and $7.7 million in the three and six months ended June 30, 2022 compared to $3.2 million and $6.7 million for the corresponding periods in 2021. The increases in the three and six months ended June 30, 2022 were primarily due to higher patent expenses as well as higher consulting and employee expenses compared to the corresponding periods in 2021. Stock-based compensation expense recognized related to selling, general and administrative personnel was $317,000 and $660,000 for the three and six months ended June 30, 2022 compared to $384,000 and $766,000 for the corresponding periods in 2021.

We had 25 selling, general and administrative employees as of June 30, 2022 compared with 24 as of June 30, 2021. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2022.

Other income (expense). Interest and other income was $127,000 and $181,000 for the three and six months ended June 30, 2022 compared to $39,000 and $76,000 for the corresponding periods in 2021. The increases in the three and six months ended June 30, 2022 were primarily due to higher interest rates associated with our cash and investments compared with the corresponding periods in 2021.

Interest and other expense was $592,000 and $1.1 million for the three and six months ended June 30, 2022 compared to $528,000 and $1.1 million for the corresponding periods in 2021. The increases in the three and six months ended June 30, 2022 were primarily due to higher interest rates on our term loan compared with the corresponding periods in 2021.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $54.3 million at June 30, 2022 compared to cash, cash equivalents, cash held in escrow and investments of $70.0 million at December 31, 2021. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2022 and December 31, 2021. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities and interest payments, partially offset by payments received from collaboration partners and customers. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022.

We used $15.6 million of cash in operating activities for the six months ended June 30, 2022 compared to $18.8 million for the corresponding period in 2021. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We generated $12.9 million of cash in investing activities for the six months ended June 30, 2022 compared to $3.1 million for the corresponding period in 2021. The increase in cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale securities partially offset by a decrease in proceeds from maturities of available-sale-securities for the six months ended June 30, 2022 compared with the corresponding period in 2021. In addition, we received $15 million of cash from sale of the LACTEL product line in the six months ended June 30, 2021.

We received $34,000 of cash from financing activities for the six months ended June 30, 2022 compared to $50.5 million for the corresponding period in 2021. The decrease in cash received from financing activities was primarily due to our election not to sell shares under our shelf registration statement as well as lower proceeds from the exercise of stock options in the six months ended June 30, 2022 compared with the corresponding period in 2021. In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately $45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million.  In the six months ended June 30, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the October 2018 registration statement and 2015 Sales Agreement.

We anticipate that cash used in operating activities in the near future will increase compared to the second quarter of 2022 as we experience higher research and development expenses related to larsucosterol.

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

As of August 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the six months ended June 30, 2022, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

The COVID-19 pandemic is continuing to impact our business in several ways.  COVID-19 has had a negative impact on orders for our ALZET product line as many ALZET customers reduced their activities during the pandemic. For larsucosterol, we may continue to experience delays in patient enrollment in the Phase 2b AHFIRM clinical trial or disruptions in supplies of larsucosterol or other items required for clinical trials.  Delays and potential disruptions would increase the overall costs of development of larsucosterol. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of COVID-19 and the resulting impact on the Company cannot currently be predicted. We will continue to evaluate the impact that these events could have on our operations, financial position, and the results of operations and cash flows. Additional volatility in capital markets and/or clinical trial delays resulting from the impacts of COVID-19 may also limit our ability to raise capital on acceptable terms, if at all.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from June 30, 2022. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

As of June 30, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and principal financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition to the other information in this Quarterly Report on Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

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

•	The FDA’s Fast Track Designation of larsucosterol in AH may not lead to a faster development or regulatory review or approval
•	Safety data and indications of activity from completed larsucosterol clinical trials may not predict safety, activity or efficacy in future trials
•	Open-label trials of larsucosterol in NASH and AH have inherent limitations
•	Ongoing and future clinical trials for larsucosterol may be delayed and may not demonstrate efficacy or safety
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates
•	Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs
•	The COVID-19 pandemic has impacted and may adversely impact our business for the foreseeable future, including posing challenges to conducting clinical trials
•	We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult; failure to fulfill our obligations may cause the repayment obligations to accelerate
•	We will require and may have difficulty or be unsuccessful in raising needed capital in the future
•	We do not control the commercialization of POSIMIR, PERSERIS or Methydur
•

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over their development, sales, distribution, disclosure, regulatory strategy or potential commercialization

•	Cancellation of third-party collaborations may adversely affect potential economic benefits
•	If we do not enter into new collaboration agreements, our revenues and/or cash flows will be reduced relative to prior periods
•	Our cash flows are likely to differ from our reported revenues
•

Our business strategy includes entering into additional collaborative agreements to support development, clinical trials, manufacturing and commercialization of product candidates. We may not be able to successfully negotiate or enter into acceptable collaboration agreements

•	Failure to comply with governmental regulations could materially harm our business
•

We have a history of operating losses, expect to continue to have losses and may never achieve or maintain profitability and we may not successfully manage our company through varying business cycles including the COVID-19 pandemic

•	We may develop our own sales force and commercial group to market future products, but we have limited sales and marketing experience and may not be able to do so effectively
•	Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues
•	Global credit and financial market conditions could negatively impact the value of our investments
•	We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel on a timely basis, if at all
•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations
•

Our corporate headquarters, certain manufacturing facilities and personnel are located in a seismically active area near wildfire zones; our business also involves environmental risks and risks related to handling regulated substances

•

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, some investors may find our common stock less attractive

•

If we are unable to protect, maintain or enforce our intellectual property rights or secure rights to third-party intellectual property, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us, which may depend on our intellectual property

•

We may be sued by third parties claiming that our products or product candidates infringe on their IP rights, particularly because there is substantial uncertainty about the validity and breadth of biopharmaceutical patents

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

Risks Related To Our Business

We are dependent on the success of larsucosterol and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of larsucosterol, which has completed multiple clinical trials, including a Phase 1b clinical trial in NASH and a Phase 2a clinical trial in AH, and is currently enrolling patients for a Phase 2b clinical trial (AHFIRM) in patients with severe AH. In AH and NASH, there are no currently approved drugs. Ongoing and future clinical trials will need to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support filing for regulatory approval and/or additional clinical trials and ultimately regulatory approval. Larsucosterol will require additional development, including completion of ongoing clinical trials and potentially additional clinical trials as well as potentially further preclinical studies, and other non-clinical parameters, to obtain regulatory clearances before it can be commercialized. We will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, potentially including the size and design of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases, statistical analysis plans and other matters. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances or approvals will be obtained. Changes to any of these aspects of our clinical trial design could result in the requirement for additional trials or delay development and approval of larsucosterol. Our drug development efforts may not lead to commercial drugs, for several reasons such as if larsucosterol fails to be shown to be safe and effective or if we do not have adequate financial or other resources to advance larsucosterol through clinical development and the approval processes. We consider larsucosterol to be our lead and most important asset. If larsucosterol fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of larsucosterol, which would materially harm our business. Even if the Phase 2b AHFIRM trial successfully demonstrates a reduction in mortality or liver transplantation over placebo plus standard of care, (1) additional clinical trial(s) may be required to support an NDA filing and ultimately to support approval by FDA and/or other regulatory bodies; and (2) accelerated regulatory pathways (such as an FDA priority review designation) may not be available.

We do not anticipate that larsucosterol will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for larsucosterol. We also may need to revise our clinical development plans after trials have commenced or have been completed, which could add to the time and expense associated with the clinical development of larsucosterol.  If we are unable to reach an agreement with the FDA or other regulatory agencies regarding clinical development plans for larsucosterol, we may curtail or limit our development activities for this product candidate. Even if we ultimately receive regulatory approval for larsucosterol, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other treatments. The success of larsucosterol may also be limited by the prevalence and severity of any adverse side effects, including mortality. If we fail to obtain regulatory approval and successfully commercialize larsucosterol, we may be unable to raise sufficient capital or generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

The FDA’s Fast Track Designation of larsucosterol may not lead to a faster development or regulatory review or approval

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

In addition, the statutes and regulations that define the timelines and criteria for approval of drugs and biologics are subject to change by Congress and the responsible administrative agencies. For example, the Prescription Drug User Fee Act (“PDUFA”) authorizes the FDA to collect fees and use them for the review of human drug applications and defines the review time targets for such applications. The current legislative authority for PDUFA expired in September 2017. New legislation will be required for the FDA to continue collecting prescription drug user fees in future fiscal years and for manufacturers to have clarity regarding the time the FDA will spend in review before granting regulatory approval. If PDUFA reauthorization is not completed, the review and approval times for new drugs like larsucosterol could be significantly longer than currently expected, which could delay potential marketing approval and launch.

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

Ongoing and future clinical trials for larsucosterol may be delayed and may not demonstrate efficacy or safety

The Phase 2b AHFIRM trial of larsucosterol in patients with AH is subject to potential delays resulting from the COVID-19 pandemic as well as timing of entering contracts with clinical sites and contract research organizations (“CROs”), obtaining institutional review board approvals and delays in other activities that need to be put in place prior to clinical trial initiation at each clinical trial site.  Given uncertainty of COVID-19-related impacts on clinical trial sites in the U.S., U.K., E.U. and Australia, the timing of availability of top-line data from this trial cannot be predicted with certainty. There can be no assurance that the trial will enroll as anticipated if at all, and delays in enrollment could add to the costs and expenses of this trial and harm our business.  There can also be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials of larsucosterol will also be seen in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials will not identify safety issues.  Failure of the AHFIRM trial to achieve desired results in its anticipated timeframe would negatively impact our business and ability to raise additional capital.

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

•

regulators, institutional review boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at one or more prospective trial sites;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites. We may be forced to accept unfavorable contract provisions in such agreements based on country, territory or local laws or requirements of institutions or IRBs where important clinical investigators practice;

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, changes in clinical trial design, safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

The COVID-19 pandemic has impacted and may adversely impact our business for the foreseeable future, including posing challenges to conducting clinical trials

The global COVID-19 pandemic has disrupted our operations and delayed our clinical trials. In particular, the COVID-19 pandemic delayed the initiation of our AHFIRM Phase 2b clinical trial to evaluate the safety and efficacy of larsucosterol in severe AH patients, and it has delayed and may in the future delay the pace of enrollment in this trial and other clinical trials. As a result of the COVID-19 pandemic, there have been and may continue to be longer lead times required for acquiring components and supplies used in manufacturing of larsucosterol, and there have been periods of reduced demand for our ALZET products, which are used in scientific and pre-clinical research. In addition, COVID-19 may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could continue to affect demand for our ALZET product line and impact our operating results. The COVID-19 pandemic may also adversely impact our ability to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials. COVID-19 initially had an adverse impact on the capital markets and could again, which would make it more difficult for companies such as ours to access capital. The extent to which the pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, the impact of new variants of the virus, and the actions that may be required to contain the COVID-19 virus or treat its impact. As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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
•

COVID-19-related challenges with patient access, hospital prioritization, clinical trial staff availability, ability to collect, ship and analyze patients’ biological samples, availability of personal protective equipment, swabs, reagents and other materials and supplies;

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

We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure to fulfill our obligations under the applicable loan agreements may cause our repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025.  The Loan Agreement provides for a floating interest rate (7.95% initially and 8.43% as of June 30, 2022) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. Any increases in prevailing interest rates could increase our expenses under the Loan Agreement. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.  Increased payment requirements that would start after June 2023 would increase our cash expenditures and require us to raise additional capital or renegotiate or refinance the Loan Agreement.  There can be no assurance that additional capital will be available on acceptable terms, if at all, or that we would be able to successfully renegotiate or refinance the Loan Agreement on acceptable terms, if at all.  If our debt repayments increase, we may be required to scale back development programs or other operations, which could have an adverse effect on our business.

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

We will require and may have difficulty or be unsuccessful in raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to conduct the research, development, manufacturing and clinical testing of our product candidates, funding and establishing additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the pre-commercial and commercial activities associated with the marketing, sales and distribution of our products and product candidates. We will require additional funds for these purposes. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. If adequate funds are unavailable from operations or additional sources of financing or if our collaboration partners fail to pay us milestone payments, or we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we may have to delay, reduce the scope of or eliminate one or more of the above-mentioned activities which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from June 30, 2022. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

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

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over their development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals.  We have entered into agreements with Innocoll, Indivior, Santen and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our products or product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of third-party collaborations may adversely affect potential economic benefits

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

If we do not enter into new collaboration agreements, our anticipated revenues and/or cash flows will be reduced relative to periods of increased research and development revenues, such as occurred in 2020.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements may be recorded as deferred revenue, in which case they are generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of June 30, 2022, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

Our business strategy includes relying on third parties to support development, clinical testing, manufacturing and commercialization of our products and product candidates.

Our current business strategy includes reliance on third-party CROs, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our products and product candidates, including, but not limited to larsucosterol and others. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third-parties to manufacture or perform manufacturing steps relating to our products, product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our products and product candidates. Third parties may not execute their responsibilities and tasks competently in compliance with their contractual obligations to us, applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates or commercialization of our products, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

Failure to comply with governmental regulations could materially harm our business

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

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice (GMP) regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products and product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our products or product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance or approvals, put our or our partner’s clinical trial on hold, withdraw or reject an investigational new drug application or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our products and product candidates.

We have a history of operating losses, expect to continue to have losses and may never achieve or maintain profitability and we may not successfully manage our company through varying business cycles

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2022, had an accumulated deficit of approximately $548.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

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

Our success will depend on properly sizing our Company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the COVID-19 pandemic, we required most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel who must perform activities that must be completed on-site, implemented social distancing on-site, and closed certain of our offices temporarily.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To manage through such cycles, we may expand or contract our facilities, our operational, financial and management systems and our personnel. If we are unable to manage growth and contractions effectively, our business would be harmed.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators (including Innocoll, Indivior and Orient Pharma) compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, where applicable, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, where applicable, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

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

Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at June 30, 2022. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our investments

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities of one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel on a timely basis, if at all

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenetic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. The market for qualified personnel in the San Francisco Bay Area is very competitive and we may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. Further, in 2021, the labor market in the U.S. began experiencing a significant increase in workers leaving their positions (often referred to as the “Great Resignation”), which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages, and may further increase the challenge of employee attraction and retention for companies like ours. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources as well as difficulties or inability to raise sufficient capital to fund the Company’s operations.

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

Our corporate headquarters, certain manufacturing facilities and personnel are located in a seismically active area near wildfire zones

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

Risks Related to Our Intellectual Property

If we are unable to protect, maintain or enforce our intellectual property rights or secure rights to third-party intellectual property, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us

Our ability to commercially exploit our products will depend significantly on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

As of August 3, 2022, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 95 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 25 pending U.S. patent applications and over 180 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute confidentiality and assignment-of-

inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us will be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act(collectively, the Affordable Care Act), was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 and limited reductions to 1% from April 1, 2022 through June 30, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Medicaid Drug Rebate Program under the Affordable Care Act, which has increased the statutory minimum rebates a manufacturer must pay under the program as well as a new methodology by which rebates are owed for drugs that are inhaled, infused, instilled, implanted or injected. We are also subject to federal and state false claims acts, as well as federal and state antitrust and consumer protection laws. Increased scrutiny of health care industry business practices in recent years by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in such government healthcare programs.

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

Market acceptance of our products or product candidates is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products or products we have licensed to others, including larsucosterol, if approved, POSIMIR, if commercially launched, and including Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

We may be adversely affected by the effects of inflation

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, increased manufacturing costs and clinical trial costs, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these mitigating actions impact our results of operations and when the cost inflation is incurred.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed a shelf registration statement (the “2021 Registration Statement”) to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through an at the market sales agreement with Cantor Fitzgerald (the “2021 Sales Agreement”).  When the 2021 Registration Statement was declared effective in August 2021, the 2021 Sales Agreement replaced a prior similar 2015 Sales Agreement with Cantor Fitzgerald. Any sales in the public market of our common stock, under our 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. Through several financings between 2019 and August 3, 2022, and through our 2015 Sales Agreement and 2018 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.4 million. As of August 3, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

In addition, as of June 30, 2022, 27,955,547 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.32 per share, 22,185,890 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 313,408 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Further, our stockholders at our 2022 Annual Meeting of Stockholders held on June 15, 2022 approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 350,000,000 to 600,000,000 shares and approved an amendment to our 2000 Stock Plan to increase the number of shares of our common stock authorized for issuance thereunder by 18,000,000 shares. Since our stockholders approved these proposals, we will have the ability to issue significantly more shares and options in the future, which would result in substantial dilution to our stockholders, including investors in this offering.

Our stock price has in the past and currently does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past and on February 9, 2022, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules. We have been given a period of 180 days from the date of the notification, just as we have in the past and in one previous case we received an extra 180-day period, to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we have regained compliance within the applicable time periods in the past, we can provide no assurance that we will be able to once again regain the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If we do not regain compliance within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. The Company could appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

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

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DURECT Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2022).

10.1	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 5, 2022

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: August 5, 2022