Form 10-Q
period 2022-09-30
DURECT CORP
filed 2022-11-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 227,859,838 shares of the registrant’s common stock outstanding.

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
•
the potential milestone and royalty payments we may receive from Innocoll related to POSIMIR, earn-out payments we may receive from Indivior UK Limited (“Indivior”) related to the commercialization of PERSERIS, and milestone, sub-license fees and royalty payments we may receive from Orient Pharma Co., Ltd. (“Orient Pharma”);
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2022	December 31, 2021

A S S E T S
Current assets:
Cash and cash equivalents	$50,394	$49,844
Short-term investments	1,499	19,966
Accounts receivable, net	3,229	6,477
Inventories, net	2,269	1,870
Prepaid expenses and other current assets	1,955	3,580
Total current assets	59,346	81,737
Property and equipment, net	211	227
Operating lease right-of-use assets	2,340	3,446
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	256	261
Total assets	$68,472	$91,990
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,139	$1,311
Accrued liabilities	6,240	6,799
Deferred revenue, current portion	—	98
Term loan, current portion, net	3,106	—
Operating lease liabilities, current portion	1,872	1,848
Total current liabilities	13,357	10,056
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	639	1,824
Term loan, non-current portion, net	17,928	20,632
Other long-term liabilities	882	884
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	585,752	583,818
Accumulated other comprehensive loss	(8)	(10)
Accumulated deficit	(550,913)	(526,049)
Stockholders’ equity	34,854	57,782
Total liabilities and stockholders’ equity	$68,472	$91,990

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Collaborative research and development and other revenue	$10,585	$443	$11,686	$1,752
Product revenue, net	1,392	1,722	4,282	4,928
Total revenues	11,977	2,165	15,968	6,680
Operating expenses:
Cost of product revenues	345	364	1,073	1,075
Research and development	9,881	8,023	26,909	23,431
Selling, general and administrative	3,883	3,236	11,570	9,935
Total operating expenses	14,109	11,623	39,552	34,441
Loss from operations	(2,132)	(9,458)	(23,584)	(27,761)
Other income (expense):
Interest and other income	284	34	465	110
Interest and other expenses	(623)	(553)	(1,745)	(1,606)
Net other expense	(339)	(519)	(1,280)	(1,496)
Net loss	(2,471)	(9,977)	(24,864)	(29,257)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	17	3	2	7
Total comprehensive loss	$(2,454)	$(9,974)	$(24,862)	$(29,250)
Net loss per share
Basic	$(0.01)	$(0.04)	$(0.11)	$(0.13)
Diluted	$(0.01)	$(0.04)	$(0.11)	$(0.13)

Weighted-average shares used in computing net loss per share
Basic	227,774	227,499	227,735	224,191
Diluted	227,774	227,499	227,735	224,191

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	227,680	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options	14	—	8	—	—	8
Stock-based compensation expense from stock options and ESPP shares	—	—	678	—	—	678
Net loss	—	—	—	—	(10,842)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(19)	—	(19)
Balance at March 31, 2022	227,694	$23	$584,504	$(29)	$(536,891)	$47,607
Issuance of common stock upon exercise of stock options	70	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	617	—	—	617
Net loss	—	—	—	—	(11,551)	(11,551)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				4	—	4
Balance at June 30, 2022	227,764	$23	$585,148	$(25)	$(548,442)	$36,704
Issuance of common stock upon equity financings, net of issuance costs of $506	30	—	25	—	—	25
Stock-based compensation expense from stock options and ESPP shares			579			579
Net loss	—	—	—	—	(2,471)	(2,471)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	17	—	17
Balance at September 30, 2022	227,794	$23	$585,752	$(8)	$(550,913)	$34,854

Balance at December 31, 2020	203,533	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options	2,502	1	3,262	—	—	3,263
Issuance of common stock upon equity financings, net of issuance costs of $269	21,315	2	47,784	—	—	47,786
Stock-based compensation expense from stock options and ESPP shares	—	—	702	—	—	702
Net loss	—	—	—	—	(10,134)	(10,134)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(9)	—	(9)
Balance at March 31, 2021	227,350	$23	$581,632	$(14)	$(499,918)	$81,723
Issuance of common stock upon exercise of stock options, ESPP purchases and other	146	—	163	—	—	163
Stock-based compensation expense from stock options and ESPP shares	—	—	710	—	—	710
Net loss	—	—	—	—	(9,146)	(9,146)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	13	—	13
Balance at June 30, 2021	227,496	$23	$582,505	$(1)	$(509,064)	$73,463
Issuance of common stock upon equity financings, net of issuance cost of $126	—	—	(126)	—	—	(126)
Issuance of common stock upon exercise of stock options	10	—	11	—	—	11
Stock-based compensation expense from stock options and ESPP shares	—	—	653	—	—	653
Net loss	—	—	—	—	(9,977)	(9,977)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	3	—	3
Balance at September 30, 2021	227,506	$23	$583,043	$2	$(519,041)	$64,027

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,864)	$(29,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	92
Stock-based compensation	1,874	2,065
Amortization of debt issuance cost	358	330
Net amortization on investments	16	(80)
Changes in operating lease liabilities	(55)	(12)
Changes in assets and liabilities:
Accounts receivable	3,248	(6)
Inventories	(399)	(406)
Prepaid expenses and other assets	1,630	1,307
Accounts payable	828	216
Accrued liabilities	(516)	(449)
Deferred revenue	(98)	-
Total adjustments	6,995	3,057
Net cash used in operating activities	(17,869)	(26,200)
Cash flows from investing activities
Purchases of property and equipment	(93)	(184)
Purchases of available-for-sale securities	—	(44,812)
Proceeds from maturities of available-for-sale securities	18,453	39,936
Net proceeds from sale of LACTEL product line	—	14,979
Net cash provided by investing activities	18,360	9,919
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(2)
Payment for long-term debt amendment fee	—	(713)
Net proceeds from issuances of common stock	60	51,096
Net cash provided by financing activities	59	50,381
Net increase in cash, cash equivalents, and restricted cash	550	34,100
Cash, cash equivalents, and restricted cash, beginning of the period (1)	49,994	21,462
Cash, cash equivalents, and restricted cash, end of the period (1)	$50,544	$55,562

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at September 30, 2022 and December 31, 2021.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2022, the operating results and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of September 30, 2022, the Company had an accumulated deficit of $550.9 million as well as negative cash flows from operating activities.

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

The Company’s inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw materials	$148	$143
Work in process	1,035	712
Finished goods	1,086	1,015
Total inventories	$2,269	$1,870

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

Total revenue by geographic region based on customers’ locations for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Europe	$10,433	$297	$11,185	$880
United States	1,246	1,442	3,851	4,374
Japan	136	303	502	948
Other	162	123	430	478
Total	$11,977	$2,165	$15,968	$6,680

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerators:
Net loss	$(2,471)	$(9,977)	$(24,864)	$(29,257)
Denominator:
Weighted average shares used to compute basic net loss per share	227,774	227,499	227,735	224,191
Dilutive common shares from stock options and ESPP	—	—	—	—
Weighted average shares used to compute diluted net loss per share	227,774	227,499	227,735	224,191
Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.11)	$(0.13)
Diluted	$(0.01)	$(0.04)	$(0.11)	$(0.13)

Options to purchase approximately 26.4 million and 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2022, respectively, as the effect would be antidilutive. Options to purchase approximately 9.6 million and 8.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2021, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with our major collaborators or counterparties were $10.6 million and $11.7 million for the three and nine months ended September 30, 2022 compared with $443,000 and $1.8 million for the corresponding periods in 2021. The collaborative research and development and other revenues in the three and nine months ended September 30, 2022 included $8.0 million of patent milestone revenue and $2.0 million of first commercial sale milestone revenue compared with zero in the corresponding periods in 2021. In addition, the collaborative research and development and other revenues included (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators, (c) royalty revenue from Orient Pharma with respect to Methydur net sales and (d) royalty revenue from Innocoll with respect to POSIMIR net sales.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”). Pursuant to the Innocoll Agreement, the Company has granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of the Company’s supply agreement with its contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. The Company retains, outside the United States, all of the global rights to POSIMIR.

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

During December 2021, the upfront fee of $4.0 million as well as a fee in the amount of $1.2 million to cover reimbursed expenses, the manufacturing supplies and excipients transferred to Innocoll pursuant to the terms of the Innocoll Agreement was recognized as revenue when the performance obligations were satisfied in December 2021 and $0.1 million was recorded as a net reduction in equipment in December 2021. At December 31, 2021, the Company included $5.3 million due from Innocoll in accounts receivable on its balance sheet; these funds were received in January 2022.

In August 2022, the Company was issued a new patent by the U.S. Patent and Trademark Office, extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment by Innocoll to the Company. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to the Company for the first commercial sale of POSIMIR. As the commercial launch of POSIMIR progresses, the Company will receive tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States. The Company may earn additional milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. Thus, the Company recognized $10.0 million of milestone revenue under the agreement with Innocoll during the three and nine months ended September 30, 2022.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized in the three and nine months ended September 30, 2022 and 2021 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2022 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$712	$—	$—	$712
Certificates of deposit	150	—	—	150
Commercial paper	48,944	—	(8)	48,936
	$49,806	$—	$(8)	$49,798
Reported as:
Cash and cash equivalents	$48,157	$—	$(8)	$48,149
Short-term investments	1,499	—	—	1,499
Long-term restricted investments	150	—	—	150
	$49,806	$—	$(8)	$49,798

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,089	$—	$—	$2,089
Certificates of deposit	150	—	—	150
Commercial paper	62,505	—	(10)	62,495
Corporate debt	1,293	—	—	1,293
	$66,037	$—	$(10)	$66,027
Reported as:
Cash and cash equivalents	$45,913	$—	$(2)	$45,911
Short-term investments	19,974	—	(8)	19,966
Long-term restricted investments	150	—	—	150
	$66,037	$—	$(10)	$66,027

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2022, by contractual maturity (in thousands):

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$48,944	$48,936
Mature after one year through five years	150	150
	$49,094	$49,086

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2022.

As of September 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Accrued Liabilities

Accrued liabilities as of September 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	September 30, 2022	December 31, 2021

Accrued compensation and benefits	$3,221	$4,099
Accrued contract research and manufacturing costs	1,406	757
Accrued clinical costs	391	97
Others	1,222	1,846
Total	$6,240	$6,799

Note 5. Stock-Based Compensation

As of September 30, 2022, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of product revenues	$5	$6	$15	$17
Research and development	292	317	918	952
Selling, general and administrative	281	330	941	1,096
Total stock-based compensation	$578	$653	$1,874	$2,065

As of September 30, 2022 and December 31, 2021, $17,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets for each period.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock Options
Risk-free rate	2.7-3.2%	—	1.8-3.2%	0.8-1.3%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.3	—	7.0-7.3	7.0-7.3
Volatility	85-86%	—	83-86%	74-86%

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Employee Stock Purchase Plan
Risk-free rate	1.49%	0.04%	0.04-1.49%	0.04-0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	80%	71%	56-80%	71-78%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 9.86% as of September 30, 2022) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of September 30, 2022, are as follows (in thousands):

Three months ended December 31, 2022	$—
2023	5,000
2024	8,571
2025	8,429
Total minimum payments	22,000
Less unamortized debt discount and accrued final payment	(966)
Carrying value of term loan, net	21,034

As of September 30, 2022, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expenses under all operating leases were $478,000 and $1.4 million for both the three and nine months ended September 30, 2022 and 2021, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Three months ended December 31, 2022	$496
2023	1,970
2024	275
$2,741

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

During the three and nine months ended September 30, 2022, the Company raised net proceeds (net of commissions) of approximately $25,000 from the sale of 30,000 shares of the Company’s common stock in the open market at a weighted average price of $0.84 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement. During the three months ended September 30, 2021, the Company did not issue any shares pursuant to the 2018 Registration Statement and the 2015 Sales Agreement. During the nine months ended September 30, 2021, the Company raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of the Company’s common stock in the open market at a weighted average price of $2.60 per share pursuant to the 2018 Registration Statement and the 2015 Sales Agreement.

As of November 1, 2022, the Company had up to $250.0 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $75.0 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Note 9. Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2022 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) as well as the “Risk Factors” section included elsewhere in Part II, Item IA of this Quarterly Report on Form 10-Q. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol (also known as “DUR‑928”), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we are evaluating larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. Currently we anticipate dosing the last patient in the AHFIRM trial in the second quarter of 2023. If the AHFIRM trial is successful, it may support a New Drug Application (“NDA”) filing and we may decide to develop our own commercial, sales and marketing organization. We have also investigated larsucosterol in patients with nonalcoholic steatohepatitis (“NASH”) with encouraging results in a Phase 1b clinical trial and are considering further development for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received U.S. FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In January 2022, we received a $4.0 million upfront license fee as well as a payment in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain incurred DURECT expenses the parties negotiated for Innocoll to reimburse under the Innocoll Agreement. In August 2022, we were issued a new patent by the U.S. Patent and Trademark Office, extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment to us by Innocoll. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to us for the first commercial sale of POSIMIR. We will also earn low double-digit to mid-teen royalties on net product sales of POSIMIR in the U.S. We may earn additional milestone payments up to $122.0 million in the aggregate, depending on the achievement of certain commercial, regulatory and intellectual property milestone payments with respect to POSIMIR.

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

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS™(risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (Methydur) for the treatment of attention deficit hyperactivity disorder (ADHD) in Taiwan. We also manufacture and sell ALZET osmotic pumps used in laboratory research and have several early-stage development programs with corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus royalties on product sales.

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

Acute Organ Injury Program with Injectable larsucosterol

Market Opportunity. Alcohol-associated hepatitis (also called “alcoholic hepatitis” or “AH”), an acute form of alcohol-associated liver disease, is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure. A Model of End-Stage Liver Disease (“MELD”) score is a commonly used scoring system to assess the severity and prognosis of AH patients. AH was associated with approximately 158,000 U.S. hospitalizations in 2020 according to the available data published for the year. A retrospective analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days, 29% at 90 days and 44% at 180 days. A subsequent global study published in December 2021, which included 85 tertiary centers in 11 countries across 3 continents, prospectively enrolled 2,581 AH patients with a median MELD score of 23.5, reported mortality at 28 and 90 days of 20% and 30.9% respectively.

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

The Lille scores of patients treated with larsucosterol in this trial were also significantly lower than several selected published historical studies (Hepatology 2007, 45:1348-1354; Gut 2011, 60:255-260), in which patients had similar baseline bilirubin, albumin, creatinine, prothrombin time and DF scores, and were treated with standard of care with or without corticosteroids. Due to the historical nature of these studies, such comparisons should be interpreted with caution.

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
All*
MDF≥32*
MELD 21-30
Bilirubin>8*
0
-10
-20
-30
-40
-50
-60
% Reduction from Baseline (Median)
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

In January 2021, we announced the dosing of the first patient in our Phase 2b study in patients with severe AH (AHFIRM). AHFIRM is a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of larsucosterol in approximately 300 patients with severe AH. The study is comprised of three arms targeting approximately 100 patients each: (1) Placebo plus supportive care, with or without methylprednisolone capsules at the investigators’ discretion; (2) larsucosterol (30 mg); and (3) larsucosterol (90 mg). Patients in the larsucosterol arms receive the same supportive care without steroids. In order to maintain blinding, patients in the two active arms receive matching placebo capsules if the investigator prescribes steroids. Patients receive an intravenous (IV) dose of larsucosterol or placebo (sterile water) on Day 1 and a second identical IV dose on Day 4 if they are still hospitalized. The primary outcome measure will be the 90-Day incidence of mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo. Secondary endpoints include the difference in 90-Day mortality between patients treated with larsucosterol compared to those treated with placebo, the difference in 28-Day mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo, and the difference in mortality between patients treated with larsucosterol compared to those treated with placebo. We now have over 60 clinical trial sites across the United States, U.K., E.U. and Australia. We currently expect to enroll the last patient in the AHFIRM trial in the second quarter of 2023, which should enable top-line results to be reported in the second half of 2023.

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

We also conducted a Phase 1b study with injected larsucosterol in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (MCS), matched by age, body mass and gender with normal kidney function. This study was a single-site, open-label, single-ascending-dose study in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of intramuscular injected larsucosterol. The low dose cohort consisted of 6 patients with CKD and 3 MCS; the high dose cohort consisted of 5 CKD patients and 3 MCS. In this trial, larsucosterol was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the MCS were comparable.

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

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic NASH patients and matched control subjects (“MCS”) (matched by age, body mass index and gender with normal liver function) utilizing orally administered larsucosterol. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study were presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated larsucosterol well. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (i.e., shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS. In addition, the systemic exposure following the low and high doses of larsucosterol was dose dependent.

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

We also conducted a Phase 1b open-label, multi-center U.S. study to evaluate the safety, tolerability, and pharmacokinetics (PK) of larsucosterol in subjects with moderate (Child-Pugh B scores, n=10) and severe (Child-Pugh C scores, n=7) hepatic function impairment (HI), and MCS (n=10) with normal hepatic function. Each subject received a single oral dose of 200 mg larsucosterol. Results from this study were presented at the International Liver Conference 2021 (EASL). Larsucosterol was safe and well-tolerated by all moderate and severe HI subjects with no adverse events and no dose-limiting toxicity reported throughout the study. As expected, clearance of larsucosterol was decreased in HI subjects compared to MCS with normal hepatic function, resulting in a 4-10-fold higher drug exposure (Cmax and AUC) in HI subjects. Additionally, a single oral dose of 200 mg of larsucosterol in subjects with HI resulted in statistically significant median reductions from baseline of the apoptosis biomarker M30 (cCK-18) at 12 hours post-dose.

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

In December 2021, we entered into the Innocoll Agreement with Innocoll. Pursuant to the Innocoll Agreement, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. The Innocoll Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll paid us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. In August 2022, we were issued a new patent by the U.S. Patent and Trademark Office, extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment by Innocoll to the Company. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to the Company for the first commercial sale of POSIMIR. As the commercial launch of POSIMIR progresses, we will also earn low double-digit to mid-teen royalties on net product sales of POSIMIR in the U.S. We may earn additional milestone payments up to $122.0 million in the aggregate, depending on the achievement of certain commercial, regulatory and intellectual property milestone payments with respect to POSIMIR. Pursuant to the terms of the Innocoll Agreement, except as otherwise expressly provided in the Innocoll Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the United States.

PERSERIS™(risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments that are based on a single-digit percentage of U.S. net sales of PERSERIS into 2026. Indivior commercially launched PERSERIS in the U.S. in February 2019.

ORADUR™-ADHD Program

We developed a proprietary drug product for the treatment of ADHD called Methydur in collaboration with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan. We have licensed worldwide Methydur rights to OP and they launched Methydur commercially in Taiwan in September 2020. OP may seek commercialization partners in other countries throughout the world, including China and the U.S. We receive a single-digit royalty on sales of Methydur by OP or its commercialization partners as well as potential milestones and sub-license fees.

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

The SABER technology is the basis of POSIMIR (described above). The SABER technology is also utilized in certain feasibility programs.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At September 30, 2022, we had an accumulated deficit of $550.9 million. Our net losses were $2.5 million and $24.9 million for the three and nine months ended

September 30, 2022 compared with net losses of $10.0 million and $29.3 million for the corresponding periods in 2021. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the third quarter of 2022 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses in the near future to be comparable to the third quarter of 2022. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operation

Three and nine months ended September 30, 2022 and 2021

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

The collaborative research and development and other revenues associated with our major collaborators or counterparties were $10.6 million and $11.7 million for the three and nine months ended September 30, 2022 compared with $443,000 and $1.8 million for the corresponding periods in 2021. The collaborative research and development and other revenues in the three and nine months ended September 30, 2022 included $8.0 million of patent milestone revenue and $2.0 million of first commercial sale milestone revenue compared with zero in the corresponding periods in 2021. In addition, the collaborative research and development and other revenues included (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators, (c) royalty revenue from Orient Pharma with respect to Methydur net sales and (d) royalty revenue from Innocoll with respect to POSIMIR net sales.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, and certain excipients that are included in Methydur and in an animal health product. Net product revenues were $1.4 million and $4.3 million for the three and nine months ended September 30, 2022 compared with $1.7 million and $4.9 million for the corresponding periods in 2021. The decreases in the three and nine months ended September 30, 2022 were primarily attributable to lower revenue from our ALZET mini pump product line as a result of lower units sold, partially offset by higher revenue from certain excipients that are included in Methydur and in an animal health product compared to the corresponding periods in 2021.

Cost of product revenues

Cost of product revenues were $345,000 and $1.1 million for the three and nine months ended September 30, 2022 compared with $364,000 and $1.1 million for the corresponding periods in 2021. Cost of product revenues in the three months ended September 30, 2022 decreased slightly primarily due to lower units sold from our ALZET product line, partially offset by higher costs of goods associated with certain excipients that are included in Methydur and in an animal health product, compared to the corresponding periods in 2021. Stock-based compensation expense recognized related to cost of product revenues was $5,000 and $15,000 for the three and nine months ended September 30, 2022 compared to $6,000 and $17,000 for the corresponding periods in 2021.

As of September 30, 2022, we had 10 manufacturing employees compared with 10 as of September 30, 2021. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $9.9 million and $26.9 million for the three and nine months ended September 30, 2022 compared to $8.0 million and $23.4 million for the corresponding periods in 2021. We incurred higher research and development costs associated with larsucosterol and the depot injectable programs, partially offset by lower research and development costs associated with POSIMIR and other research programs in the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $292,000 and $918,000 for the three and nine months ended September 30, 2022 compared to $317,000 and $952,000 for the corresponding periods in 2021. As of September 30, 2022, we had 43 research and development employees compared with 46 as of September 30, 2021. We expect research and development expenses in the near future to increase compared to the third quarter of 2022 as we expect to incur higher research and development expenses for larsucosterol.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Larsucosterol	$9,321	$6,879	$24,683	$18,350
Depot injectable programs	367	341	1,173	1,044
POSIMIR	27	619	517	3,078
Others	166	184	536	959
Total research and development expenses	$9,881	$8,023	$26,909	$23,431

Larsucosterol

Our research and development expenses for larsucosterol were $9.3 million and $24.7 million in the three and nine months ended September 30, 2022 compared to $6.9 million and $18.4 million for the corresponding periods in 2021. The increases in the three and nine months ended September 30, 2022 were primarily due to higher clinical trial related expenses, higher contract manufacturing expenses and higher employee-related costs for larsucosterol compared with the corresponding periods in 2021.

We continue to assess the impact of the COVID-19 outbreak on our business, including our larsucosterol Phase 2b trial in alcohol-associated hepatitis; COVID-19 may affect our ability to initiate and/or complete recruitment and data analysis for our clinical trials, including larsucosterol trials, in our planned timeframe.

Depot injectable programs

Our research and development expenses for depot injectable programs were $367,000 and $1.2 million in the three and nine months ended September 30, 2022 compared to $341,000 and $1.0 million for the corresponding periods in 2021. The increase in the three months ended September 30, 2022 was primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding period in 2021. The increase in the nine months ended September 30, 2022 was primarily due to higher employee-related costs, partially offset by lower outside expenses for these programs compared with the corresponding period in 2021.

POSIMIR

Our research and development expenses for POSIMIR were $27,000 and $517,000 in the three and nine months ended September 30, 2022 compared to $619,000 and $3.1 million for the corresponding periods in 2021. The decrease in the three months ended September 30, 2022 was primarily due to lower manufacturing supplies and lower employee related costs for this program compared with the corresponding period in 2021. The decrease in the nine months ended September 30, 2022 was primarily due to lower consulting expenses and employee-related costs for this program compared with the corresponding period in 2021.

Other DURECT research programs

Our research and development expenses for all other programs were $166,000 and $536,000 in the three and nine months ended September 30, 2022 compared to $184,000 and $959,000 for the corresponding periods in 2021. The decreases in the three and nine months ended September 30, 2022 was primarily due to lower employee-related costs associated with these programs compared with the corresponding periods in 2021.

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

Selling, general and administrative expenses were $3.9 million and $11.6 million in the three and nine months ended September 30, 2022 compared to $3.2 million and $9.9 million for the corresponding periods in 2021. The increases in the three and nine months ended September 30, 2022 were primarily due to higher patent expenses as well as higher employee expenses compared to the corresponding periods in 2021. Stock-based compensation expense recognized related to selling, general and administrative personnel was $281,000 and $941,000 for the three and nine months ended September 30, 2022 compared to $330,000 and $1.1 million for the corresponding periods in 2021.

We had 26 selling, general and administrative employees as of September 30, 2022 compared with 23 as of September 30, 2021. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2022.

Other income (expense). Interest and other income was $284,000 and $465,000 for the three and nine months ended September 30, 2022 compared to $34,000 and $110,000 for the corresponding periods in 2021. The increases in the three and nine months ended September 30, 2022 were primarily due to higher interest rates associated with our cash and investments compared with the corresponding periods in 2021.

Interest and other expense was $623,000 and $1.7 million for the three and nine months ended September 30, 2022 compared to $553,000 and $1.6 million for the corresponding periods in 2021. The increases in the three and nine months ended September 30, 2022 were primarily due to higher interest rates on our term loan compared with the corresponding periods in 2021.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $52.0 million at September 30, 2022 compared to cash, cash equivalents, cash held in escrow and investments of $70.0 million at December 31, 2021. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2022 and December 31, 2021. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities and interest payments, partially offset by payments received from collaboration partners and customers. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022.

We used $17.9 million of cash in operating activities for the nine months ended September 30, 2022 compared to $26.2 million for the corresponding period in 2021. The cash used for operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We generated $18.4 million of cash in investing activities for the nine months ended September 30, 2022 compared to $9.9 million for the corresponding period in 2021. The increase in cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale securities partially offset by a decrease in proceeds from maturities of available-sale-securities for the nine months ended September 30, 2022 compared with the corresponding period in 2021. In addition, we received $15 million of cash from sale of the LACTEL product line in the nine months ended September 30, 2021.

We received $59,000 of cash from financing activities for the nine months ended September 30, 2022 compared to $50.4 million for the corresponding period in 2021. The decrease in cash received from financing activities was primarily due to lower net proceeds from shares sold under our shelf registration statement as well as lower proceeds from the exercise of stock options in the nine months ended September 30, 2022 compared with the corresponding period in 2021. In February 2021, we completed an underwritten public offering of 20,364,582 shares of our common stock at a price of $2.2386 per share pursuant to an underwriting agreement with Cantor Fitzgerald & Co., raising total gross proceeds of approximately $45.6 million before deducting estimated offering expenses. Total stock issuance costs related to this financing were approximately $195,000, resulting in net proceeds of approximately $45.4 million. In the nine months ended September 30, 2021, we also raised net proceeds (net of commissions) of approximately $2.4 million from the sale of 950,009 shares of our common stock in the open market at a weighted average price of $2.60 per share pursuant to the 2018 Registration Statement (as defined below) and 2015 Sales Agreement (as defined below).

We anticipate that cash used in operating activities in the near future will increase compared to the third quarter of 2022 as we received an $8.0 million milestone payment from Innocoll during the three months ended September 30, 2022 and we continue to incur research and development expenses related to larsucosterol in the near future.

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, terminated our registration statement filed in August 2018 (the “2018 Registration Statement”) (File No. 333-226518) and allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald (the “2021 Sales Agreement”). The 2021 Sales Agreement replaced a prior sales agreement dated November 3, 2015 with Cantor Fitzgerald & Co. (the “2015 Sales Agreement”).

As of November 1, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

During the nine months ended September 30, 2022, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from September 30, 2022. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Over the next twelve months, we anticipate a limited increase in revenues primarily from the launch of POSIMIR by Innocoll. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.

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
•
Our cash flows are likely to differ from our reported revenues and earnings
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
•
We may be adversely affected by the effects of inflation
•
Risks related to actions on trade by the U.S. and foreign governments, new accounting pronouncements and legislative actions could adversely affect the Company's results of operations and financial condition
•
Our stock price currently does not meet the minimum bid price for continued listing on Nasdaq and effecting a reverse stock split, if determined as necessary by our board of directors in its discretion, may not achieve one or more of our objectives, including retaining our Nasdaq listing
•
Our operating history makes evaluating our stock difficult, the price of our stock may be volatile
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

In addition, the statutes and regulations that define the timelines and criteria for approval of drugs and biologics are subject to change by Congress and the responsible administrative agencies. For example, the Prescription Drug User Fee Act (“PDUFA”) authorizes the FDA to collect fees and use them for the review of human drug applications and defines the review time targets for such applications. The current legislative authority for PDUFA will expire in September 2027. New legislation will then be required for the FDA to continue collecting prescription drug user fees in future fiscal years and for manufacturers to have clarity regarding the time the FDA will spend in review before granting regulatory approval. If PDUFA reauthorization is not completed in the future, the review and approval times for new drugs like larsucosterol could be significantly longer than currently expected, which could delay potential marketing approval and launch.

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

•
regulators, institutional review boards ("IRBs"), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at one or more prospective trial sites;
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

We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure to fulfill our obligations under the applicable loan agreements may cause our repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC ("Oxford Finance"), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 9.86% as of September 30, 2022) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. Any increases in prevailing interest rates could increase our expenses under the Loan Agreement. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period. Increased payment requirements that would start after June 2023 would increase our cash expenditures and require us to raise additional capital or renegotiate or refinance the Loan Agreement. There can be no assurance that additional capital will be available on acceptable terms, if at all, or that we would be able to successfully renegotiate or refinance the Loan Agreement on acceptable terms, if at all. If our debt repayments increase, we may be required to scale back development programs or other operations, which could have an adverse effect on our business.

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

We believe that our cash, cash equivalents and investments and anticipated revenues will be adequate to satisfy our capital needs for at least the next 12 months from September 30, 2022. However, our independent auditors may not agree with this assessment, and our actual capital requirements will depend on many factors, including:

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

We do not control the commercialization of POSIMIR, PERSERIS or Methydur

We rely on Innocoll for the commercialization of POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll is responsible for completing post-marketing non-clinical studies and any additional studies required by FDA, and negative results from these studies could adversely affect commercialization of POSIMIR. Innocoll is also responsible for manufacturing POSIMIR. If Innocoll does not successfully grow POSIMIR sales, the royalty payments we receive under our agreement with them will be limited and we may not receive additional milestone payments from them. We rely on Indivior for the commercialization of PERSERIS. There can be no assurance that PERSERIS sales will maintain current levels or grow materially. If Indivior does not successfully grow PERSERIS sales, future earn-out payments we receive under our agreement with them will be limited. We rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of each of these products may be negatively impacted by the COVID-19 pandemic.

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over their development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals. We have entered into agreements with Innocoll, Indivior and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our products or product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of third-party collaborations may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, from changes in strategy of the other party or for other reasons. In these cases, the product rights revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult, unattractive or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, termination of our agreements with Innocoll or Orient Pharma could have negative effects on the Company.

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

Our cash flows are likely to differ from our reported revenues and earnings

Our revenues and earnings will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements may be recorded as deferred revenue, in which case they are generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of September 30, 2022, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Assumptions related to revenue recognition of deferred revenue are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the timing and amount of work required to complete a performance obligation tied to deferred revenue can result in negative revenue for an accounting period or the accelerated recognition of non-cash revenue.

Our business strategy includes relying on third parties to support development, clinical testing, manufacturing and commercialization of our products and product candidates.

Our current business strategy includes reliance on third-party CROs, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our products and product candidates, including, but not limited to larsucosterol and others. For example, we currently depend on third-party vendors to manage and monitor most of our clinical trials. We rely on third parties to manufacture or perform manufacturing steps relating to our products, product candidates and components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our products and product candidates. Third parties may not execute their responsibilities and tasks competently in compliance with their contractual obligations to us, applicable laws and regulations or in a timely or cost-effective fashion. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates or commercialization of our products, increase our expenses and materially harm our business, financial condition, results of operations and access to capital.

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
•
failure to meet good manufacturing practice (“GMP”), good laboratory practice and/or other governmental requirements for drug development;
•
failure to obtain approvals for commercially valuable intended uses of our products and product candidates; or
•
FDA required product withdrawals, clinical holds or warnings arising from identification of serious adverse side effects in our products and product candidates.

Manufacturers of drugs must comply with the applicable FDA GMP regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products and product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our products or product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance or approvals, put our or our partner’s clinical trial on hold, withdraw or reject an investigational NDA or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our products and product candidates.

We have a history of operating losses, expect to continue to have losses and may never achieve or maintain profitability and we may not successfully manage our company through varying business cycles

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2022, had an accumulated deficit of approximately $550.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

Our current revenues are from milestones and royalties from Innocoll related to POSIMIR, the ALZET product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, and from payments under collaborative research and development agreements with third parties. We expect our revenues to decrease in the near future, and we do not expect that collaborative research and development revenues will exceed our operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our products and product candidates in the near future, do not expect to receive additional milestone payments in the near term or meaningful royalties from POSIMIR until the product achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported revenues

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at September 30, 2022. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our investments

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities of one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel on a timely basis, if at all

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenetic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. The market for qualified personnel in the San Francisco Bay Area is very competitive and we may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. Further, in 2021 and into 2022, the labor market in the U.S. experienced a significant increase in workers leaving their positions (often referred to as the “Great Resignation”), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation we faced and may continue to face increased challenges of employee attraction and retention. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources as well as difficulties or inability to raise sufficient capital to fund the Company’s operations.

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

As of November 1, 2022, we owned or exclusively in-licensed over 25 unexpired issued U.S. patents and over 115 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 20 pending U.S. patent applications and over 175 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Innocoll and Orient Pharma, among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such disputes which we would otherwise spend on our business.

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

Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the Department of Health and Human Services to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the Department of Health and Human Services to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 and eliminates the “donut hole” under the Medicare Part D program, both beginning in 2025, by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The implementation of government imposed cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 and limited reductions to 1% from April 1, 2022 through June 30, 2022 due to the COVID-19 pandemic with the 2% payment reduction having resumed on July 1, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Medicaid Drug Rebate Program under the Affordable Care Act, which has increased the statutory minimum rebates a manufacturer must pay under the program as well as a new methodology by which rebates are owed for drugs that are inhaled, infused, instilled, implanted or injected. We are also subject to federal and state false claims acts, as well as federal and state antitrust and consumer protection laws. Increased scrutiny of health care industry business practices in recent years by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in such government healthcare programs.

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

Market acceptance of our products or product candidates is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products or products we have licensed to others, including larsucosterol, if approved, and Innocoll’s POSIMIR, Indivior’s PERSERIS and Orient Pharma’s Methydur. Even if approved for marketing, these products and product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Risks Related To Our Common Stock

*Our stock price has in the past and currently does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past and on February 9, 2022, we received written notifications from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days (the “Minimum Closing Bid Price Requirement”), our shares no longer complied with the Minimum Closing Bid Price Requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules. While we have regained compliance within the applicable time periods in the past, we can provide no assurance that we will be able to once again regain the Minimum Closing Bid Price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If we do not regain compliance by January 23, 2023, Nasdaq will notify us that our securities will be subject to delisting. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. We could appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

On August 9, 2022, we received approval from the Listing Qualifications Department of Nasdaq for an additional 180-day grace period, or until February 6, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and to qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period. If we do not regain compliance during this additional grace period, our common stock will be subject to delisting by Nasdaq. As part of our request for an additional 180-day grace period, we notified Nasdaq that (i) we met the continued listing standard for market value of publicly-held shares and all other continued listing standards for the Nasdaq Capital Market, other than the Minimum Bid Price Requirement, and (ii) if the price of our common stock does not recover sufficiently during the additional grace period, we anticipated implementing and completing a reverse stock split by no later than January 23, 2023, if necessary.

Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford, entitling Oxford to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be as favorable to the Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other action. Delisting could also adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Further, delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

*Effecting a reverse stock split, if determined necessary by our board of directors in its discretion, may not achieve one or more of our objectives.

There can be no assurance that the market price per share of our common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The market price of our shares may fluctuate and potentially decline after a reverse stock split. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before the reverse stock split. Moreover, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

Additionally, there can be no assurance that a reverse stock split will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve. Further, if a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

We have scheduled a special meeting of our stockholders on November 22, 2022, for stockholders to approve a reverse stock split of our common stock of a ratio of not less than 1-for-10 and not greater than 1-for-20. The approval of a reverse stock split will provide us with another means to regain compliance with the Minimum Closing Bid Price Requirement. There are no certainties that we will receive stockholder approval for the reverse stock split. If approved by our stockholders, our board of directors may determine in its discretion to effect a reverse stock split.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed the 2021 Registration Statement to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through the 2021 Sales Agreement. When the 2021 Registration Statement was declared effective in August 2021, the 2021 Sales Agreement replaced the 2015 Sales Agreement with Cantor Fitzgerald. Any sales in the public market of our common stock, under our 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. Through several financings between 2019 and November 1, 2022, and through our 2015 Sales Agreement, 2018 Sales Agreement and 2021 Sales Agreement with Cantor Fitzgerald during this period, we have raised an aggregate of $79.5 million. As of November 1, 2022, we had up to $250.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

In addition, as of September 30, 2022, 28,494,974 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.30 per share, 21,646,463 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 313,408 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Further, our stockholders at our 2022 Annual Meeting of Stockholders held on June 15, 2022 approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 350,000,000 to 600,000,000 shares and approved an amendment to our 2000 Stock Plan to increase the number of shares of our common stock authorized for issuance thereunder by 18,000,000 shares. Although the number of authorized shares of the Company’s common stock could be reduced from 600,000,000 to 150,000,000 in connection with our reverse stock split if it is approved by our stockholders and implemented by our board of directors, we will still have the ability to issue significantly more shares and options in the future, which would result in substantial dilution to our stockholders, including investors in this offering.

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use any or all of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If an ownership change limitation were to apply, utilization of our net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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
•
failure by our commercial licensee (Innocoll) to successfully manufacture and store adequate supplies, and/or to achieve sales expectations and successfully commercialize POSIMIR;
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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, the outbreak of the COVID-19 coronavirus and the impact of new variants of the virus, pronouncements by the Federal Reserve, inflation, outbreaks of war such as between Russia and Ukraine, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1*	First Amendment to License Agreement by and between the Company and Innocoll Pharmaceuticals Limited dated September 19, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 3, 2022

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: November 3, 2022