Form 10-Q
period 2023-03-31
DURECT CORP
filed 2023-05-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 24,489,843 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report on Form 10-Q or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. Forward-looking statements made in this report include, but are not limited to, statements about:

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
•
the possibility of filing for marketing approval for larsucosterol for the treatment of AH if the AH to evaluate saFety and effIcacy of laRsucosterol treatMent ("AHFIRM") trial is successful and the likelihood of the U.S. Food and Drug Administration or other regulatory bodies granting such marketing approval;
•
our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•
the potential benefits and uses of our products, product candidates and technologies, including larsucosterol, POSIMIR, and our SABER, CLOUD and ORADUR technologies;
•
the potential milestone and royalty payments we may receive from Innocoll Pharmaceuticals Limited related to POSIMIR, earn-out payments we may receive from Indivior UK Limited related to the commercialization of PERSERIS, and milestone, sub-license fees and royalty payments we may receive from Orient Pharma Co., Ltd.;
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
•
the impact of FDA, European Medicines Agency and other government regulation on our business;
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
•
sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, our need or desire for additional financing, including potential sales under our shelf registration statement and our ability to continue to operate as a going concern;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2023	December 31, 2022

A S S E T S
Current assets:
Cash and cash equivalents	$39,296	$43,483
Short-term investments	4,924	—
Short-term restricted investments	150	—
Accounts receivable, net	1,401	3,423
Inventories, net	2,211	2,113
Prepaid expenses and other current assets	2,522	2,375
Total current assets	50,504	51,394
Property and equipment, net	144	188
Operating lease right-of-use assets	1,532	1,943
Goodwill	6,169	6,169
Long-term restricted investments	—	150
Other long-term assets	—	256
Total assets	$58,349	$60,100
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,006	$3,106
Accrued liabilities	7,388	7,896
Deferred revenue, current portion	178	—
Term loan, current portion, net	21,303	21,170
Operating lease liabilities, current portion	1,655	1,832
Warrant liabilities	9,556	—
Total current liabilities	42,086	34,004
Operating lease liabilities, non-current portion	—	260
Other long-term liabilities	921	851
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	588,695	586,357
Accumulated other comprehensive loss	(7)	(13)
Accumulated deficit	(573,369)	(561,382)
Stockholders’ equity	15,342	24,985
Total liabilities and stockholders’ equity	$58,349	$60,100

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2023	2022
Collaborative research and development and other revenue	$643	$495
Product revenue, net	1,411	1,420
Total revenues	2,054	1,915
Operating expenses:
Cost of product revenues	388	335
Research and development	8,593	8,211
Selling, general and administrative	4,095	3,735
Total operating expenses	13,076	12,281
Loss from operations	(11,022)	(10,366)
Other income (expense):
Interest and other income	517	54
Change in fair value of warrant liabilities	2,477	—
Interest and other expenses	(726)	(530)
Issuance cost for warrants	(1,200)	—
Loss on issuance of warrants	(2,033)	—
Other income (expense), net	(965)	(476)
Net loss	(11,987)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	6	(19)
Total comprehensive loss	$(11,981)	$(10,861)

Net loss per share
Basic	$(0.50)	$(0.48)
Diluted	$(0.52)	$(0.48)

Weighted-average shares used in computing net loss per share
Basic	23,767	22,768
Diluted	23,940	22,768

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock upon equity financing	1,700	—	—	—	—	—
Stock-based compensation expense from stock options and ESPP shares	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(11,987)	(11,987)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	6	—	6
Balance at March 31, 2023	24,485	$23	$588,695	$(7)	$(573,369)	$15,342

Balance at December 31, 2021	22,768	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options	1	—	8	—	—	8
Stock-based compensation expense from stock options and ESPP shares	—	—	678	—	—	678
Net loss	—	—	—	—	(10,842)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(19)	—	(19)
Balance at March 31, 2022	22,769	$23	$584,504	$(29)	$(536,891)	$47,607

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,987)	$(10,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	34
Stock-based compensation	602	678
Amortization of debt issuance cost	119	119
Net amortization on investments	7	6
Changes in operating lease liabilities	(26)	(12)
Change in fair value of warrant liabilities	(2,477)	—
Loss on issuance of warrants	2,033	—
Changes in assets and liabilities:
Accounts receivable	2,022	5,517
Inventories	(98)	(206)
Prepaid expenses and other assets	109	182
Accounts payable	(1,100)	958
Accrued liabilities	1,311	(1,895)
Deferred revenue	178	(98)
Total adjustments	2,724	5,283
Net cash used in operating activities	(9,263)	(5,559)
Cash flows from investing activities
Purchases of property and equipment	—	(33)
Purchases of available-for-sale securities	(4,924)	—
Proceeds from maturities of available-for-sale securities	—	5,180
Net cash (used in) provided by investing activities	(4,924)	5,147
Cash flows from financing activities
Proceeds from issuances of warrants and common stock	10,000	8
Net cash provided by financing activities	10,000	8
Net decrease in cash, cash equivalents, and restricted cash	(4,187)	(404)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	43,633	49,994
Cash, cash equivalents, and restricted cash, end of the period (1)	$39,446	$49,590

(1) Includes restricted cash of $150,000 included in short term restricted investments and long term restricted investments the condensed balance sheets at March 31, 2023 and December 31, 2022, respectively.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2023, the operating results and comprehensive loss, and stockholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

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

Liquidity and Need to Raise Additional Capital

As of March 31, 2023, the Company had an accumulated deficit of $573.4 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 6, the Company classified the remaining balance of its term loan as a current liability on the Company’s balance sheet as of March 31, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

The Company’s inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Raw materials	$173	$168
Work in process	1,286	1,151
Finished goods	752	794
Total inventories	$2,211	$2,113

Revenue Recognition

Product Revenue, Net

The Company manufactures and sells ALZET osmotic pumps used in laboratory research, and manufactures and sells certain excipients used by pharmaceutical companies as raw materials in certain of their products, including POSIMIR, a marketed animal health product and Methydur.

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

Total revenue by geographic region based on customers’ locations for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three months ended March 31,
	2023	2022
United States	$1,278	$1,207
Europe	431	338
Japan	170	255
Other	175	115
Total	$2,054	$1,915

Prepaid and Accrued Clinical Costs

The Company incurs significant costs associated with third party consultants and organizations for pre-clinical studies, clinical trials, contract research, regulatory advice and other research and development-related services. The Company is required to estimate periodically the cost of services rendered but unbilled based on management’s estimates. Estimates are determined each reporting period by reviewing the terms and conditions of the underlying contracts, reviewing open purchase orders and by having detailed discussions with internal clinical personnel and third-party service providers as to the nature and status of the services performed in relation to amounts billed. The costs for unbilled services are estimated by applying the rates and fees applicable in the underlying contracts. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from these estimates

Prepaid and Accrued Manufacturing Costs

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

Common Stock Warrants

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants.

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants and pre-funded warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants and pre-funded warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the statements of operations.

The Company values its pre-funded warrants and common stock warrants classified as liabilities using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended March 31,
	2023	2022
Basic loss per share computation:
Net loss	$(11,987)	$(10,842)
Weighted average number of shares outstanding - basic	23,767	22,768
Net loss per share - basic	$(0.50)	$(0.48)

Diluted loss per share computation:
Net loss	$(11,987)	$(10,842)
Change in fair value of warrant liabilities	384	—
Net loss adjusted for change in fair value of warrant liabilities	$(12,371)	$(10,842)

Weighted average shares used to compute basic net loss per share	23,767	22,768
Dilutive effect of pre-funded warrants	173	—
Weighted average shares used to compute diluted net loss per share	23,940	22,768
Net loss per share - diluted	$(0.52)	$(0.48)

Options to purchase approximately 3.0 million and 2.5 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2023 and March 31, 2022, respectively, as the effect would be antidilutive. In addition, the dilutive effect of pre-funded warrants was 173,000 shares for the three months ended March 31, 2023. Additional common warrants to purchase 1.2 million shares were also outstanding during the three months ended March 31, 2023, but were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU- 2020-06"), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this standard on January 1, 2023 and the adoption did not have any effect on the financial statements as the Company did not have any such outstanding instruments as of January 1, 2023.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $643,000 and $495,000 for the three months ended March 31, 2023 and 2022, respectively. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited ("Indivior") with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

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

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three months ended March 31, 2023 and 2022 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2023 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,593	$—	$—	$1,593
Certificates of deposit	150	—	—	150
Commercial paper	40,762	—	(7)	40,755
	$42,505	$—	$(7)	$42,498
Reported as:
Cash and cash equivalents	$37,429	$—	$(5)	$37,424
Short-term investments	4,926	—	(2)	4,924
Short-term restricted investments	150	—	—	150
	$42,505	$—	$(7)	$42,498

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$633	$—	$—	$633
Certificates of deposit	150	—	—	150
Commercial paper	40,478	—	(13)	40,465
	$41,261	$—	$(13)	$41,248
Reported as:
Cash and cash equivalents	$41,111	$—	$(13)	$41,098
Long-term restricted investments	150	—	—	150
	$41,261	$—	$(13)	$41,248

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2023, by contractual maturity (in thousands):

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$40,912	$40,905
Mature after one year through five years	—	—
	$40,912	$40,905

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2023.

As of March 31, 2023, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

In February 2023, the Company issued pre-funded warrants to purchase 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

The pre-funded warrants are accounted for as current liabilities on the balance sheet and are adjusted to estimated fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the pre-funded warrants was $1.7 million and $1.4 million as of February 8, 2023 (i.e., the issuance date) and March 31, 2023, respectively. The Company calculated the estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model.

The common warrants are accounted for as current liabilities on the balance sheet and are adjusted to fair value at period end through “other income (expense)” on the statement of operations. As of February 8, 2023, the fair value of the common warrants in the amount of $10.3 million was determined using a Monte Carlo simulation model that used key assumptions, which included: (i) a starting common stock price of $5.81, (ii) likelihood of achieving certain clinical events and related impact on the Company's common stock price, (iii) an exercise price per share of $5.00, (iv) an expected volatility of 86.6 percent; (v) an estimated risk-free rate of 3.82 percent, (vi) estimated contractual terms of approximately 5.0 years, and (vii) a zero percent dividend rate.

As of March 31, 2023, the fair value of the common warrants in the amount of $8.2 million was determined using a Monte Carlo simulation model that used key assumptions, which included: (i) a starting common stock price of $4.53, (ii) likelihood of achieving certain clinical events and related impact on the Company's common stock price, (iii) an exercise price per share of $5.00, (iv) an expected volatility of 86.2 percent; (v) an estimated risk-free rate of 3.65 percent, (vi) estimated contractual terms of approximately 4.9 years, and (vii) a zero percent dividend rate.

Note 4. Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022 were comprised as follows (in thousands):

	March 31, 2023	December 31, 2022

Accrued compensation and benefits	$2,061	$3,970
Accrued clinical costs	1,822	1,966
Accrued contract research and manufacturing costs	1,496	861
Others	2,009	1,099
Total	$7,388	$7,896

Note 5. Stock-Based Compensation

As of March 31, 2023, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2023	2022
Cost of product revenues	$4	$5
Research and development	292	330
Selling, general and administrative	306	343
Total stock-based compensation	$602	$678

As of March 31, 2023 and December 31, 2022, $16,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets for each period.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Stock Options
Risk-free rate	4.05-4.07%	1.8-2.4%
Expected dividend yield	—	—
Expected life of option (in years)	7.0-7.5	7.3
Volatility	87-88%	83-84%

	Three months ended March 31,
	2023	2022
Employee Stock Purchase Plan
Risk-free rate	4.60%	0.04%
Expected dividend yield	—	—
Expected life of option (in years)	0.5	0.5
Volatility	104%	56%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.17% as of March 31, 2023) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

As of March 31, 2023, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan was classified as a current liability on the Company’s balance sheet as of March 31, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of March 31, 2023, are as follows (in thousands):

Nine months ended December 31, 2023	$5,000
2024	8,571
2025	8,429
Total minimum payments	22,000
Less unamortized debt discount and accrued final payment	(697)
Carrying value of term loan, net	21,303

Note 7. Commitments

Operating Leases

The Company has lease arrangements for its facilities as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2024 (with an option to renew for an additional five years)

Cupertino, CA	20,100 sq. ft.	Office and Laboratory	Lease expires 2024 (with an option to renew for an additional five years)
Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2023 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expense under all operating leases was $479,000 for both the three months ended March 31, 2023 and 2022, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2023	$1,464
2024	275
$1,739

Note 8. Stockholders’ Equity

In July 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, allows the Company to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of the Company’s common stock which the Company may sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”).

On December 5, 2022, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. The reverse stock split also affected our outstanding stock options, purchase rights and equity incentive plans and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately.

On February 3, 2023, the Company entered into a securities purchase agreement with two institutional investors relating to the purchase and sale of an aggregate of (i) 1,700,000 shares of its common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 300,000 shares of common stock, and (iii) accompanying common warrants, to purchase an aggregate of 2,000,000 shares of Common Stock in a registered direct offering (the "offering"). The issuance date of the common stock, the pre-funded warrants and the accompanying common warrants was February 8, 2023. The aggregate gross proceeds to the Company from the offering were $10.0 million before deducting placement agent fees and other estimated offering expenses payable by the Company. The Company incurred offering costs of $1.2 million which were included in loss on issuance of warrants on the statement of operations for the three months ended March 31, 2023. The aggregate net proceeds to the Company from the offering were approximately $8.8 million after deducting placement agent fees and other estimated offering expenses payable by us.

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

The Company accounted for the pre-funded warrants and the common warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the common and pre-funded warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the pre-funded warrants could be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock. Because a change of 50% or more of the Company’s common stock may not result in a change in control of the Company, the Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. The common warrants have the same characteristics as the pre-funded warrants related to the occurrence of a fundamental transaction, therefore the common warrants are also precluded from equity classification. In addition, the holder of the common warrants is permitted to receive the highest volume weighted average price ("VWAP") from the date of announcement of the fundamental transaction through the date the holder provides notice of repurchase, as a way to protect the holder against reductions in the stock price in a fundamental transaction, while allowing the holder to keep the benefits of an upside, which precludes the common warrants from being considered indexed to the Company’s stock. Since the common and pre-funded warrants meet the definition of derivatives under ASC 815, the Company recorded these warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive loss at each reporting date.

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the statement of operations.

At the date of issuance, the Company valued the common warrants using a Monte-Carlo valuation model with a fair value of $10.3 million and valued the pre-funded warrants using the Black-Scholes option valuation model with a fair value of $1.7 million. Since the fair value of the warrants at issuance was greater than the gross proceeds of $10.0 million received, the Company recorded approximately $2.0 million (i.e., the difference of the fair value of the warrants and the gross proceeds received) as a loss on issuance of warrants on the statement of operations at issuance. At March 31, 2023, the Company re-valued the common warrants using a Monte-Carlo valuation model with a fair value of $8.2 million and re-valued the pre-funded warrants using the Black-Scholes option valuation model with a fair value of $1.4 million. The gain of $2.5 million resulting from the change in the fair value of the liability for the warrants was recorded as a change in fair value of warrant liabilities in the accompanying statements of operations for the three months ended March 31, 2023. As of March 31, 2023, none of the warrants have been exercised.

The common warrant liability and the pre-funded warrant liability will be adjusted to fair value at each subsequent balance sheet date until the warrants are settled. Changes in fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

The Company also allocated the offering expenses of $1.2 million to warrant liabilities and expensed (within other expense, net) $1.2 million upon the closing of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2023 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described herein or in our subsequent reports filed with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol (also known as “DUR‑928”), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivostudies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we are now conducting a ~300-patient, double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we are evaluating larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. Currently we anticipate dosing the last patient in the AHFIRM trial in the second quarter of 2023, which should enable topline results to be reported in the second half of 2023. If the AHFIRM trial is successful, it may support a New Drug Application (“NDA”) filing and we may decide to develop our own commercial, sales and marketing organization. We have also investigated larsucosterol in patients with non-alcoholic steatohepatitis with encouraging results in a Phase 1b clinical trial and are considering further development of larsucosterol for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER®platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received U.S. FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In September 2022, Innocoll launched POSIMIR in the U.S.

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited’s (“Indivior”) PERSERIS® (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd.’s (“Orient Pharma”) Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan. We also manufacture and sell ALZET® osmotic pumps used in laboratory research.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER® and ALZET® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At March 31, 2023, we had an accumulated deficit of $573.4 million. Our net losses were $12.0 million for the three months ended March 31, 2023 compared with $10.8 million for the corresponding period in 2022. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to remain comparable to the first quarter of 2023 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses in the near future to be comparable to the first quarter of 2023. However, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, prepaid and accrued contract research expenses, and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three months ended March 31, 2023 and 2022

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

We expect our collaborative research and development and other revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $643,000 for the three months ended March 31, 2023 compared with $495,000 for the corresponding period in 2022. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $1.4 million in each of the three months ended March 31, 2023 and 2022.

Cost of product revenues

Cost of product revenues was $388,000 for the three months ended March 31, 2023 compared with $335,000 for the corresponding period in 2022. Cost of product revenues in the three months ended March 31, 2023 increased compared to the corresponding period in 2022 primarily due to higher manufacturing costs for units sold from our ALZET product line. Stock-based compensation expense recognized related to cost of product revenues was $4,000 for the three months ended March 31, 2023 compared with $5,000 for the corresponding period in 2022.

We had 10 manufacturing employees in each of the three months ended of March 31, 2023 and 2022. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.6 million for the three months ended March 31, 2023 compared to $8.2 million for the corresponding period in 2022. We incurred higher research and development costs associated with larsucosterol and other research programs, partially offset by lower research and development costs associated with the depot injectable programs in the three months ended March 31, 2023 compared to the corresponding period in 2022, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $292,000 for the three months ended March 31, 2023 compared to $330,000 for the corresponding period in 2022. As of March 31, 2023, we had 40 research and development employees compared with 45 as of March 31, 2022. We expect research and development expenses in the near future to remain comparable to the first quarter of 2023.

	Three months ended March 31,
	2023	2022
Larsucosterol	$7,515	$7,258
Depot injectable programs	316	430
Others	762	523
Total research and development expenses	$8,593	$8,211

Larsucosterol

Our research and development expenses for larsucosterol were $7.5 million in the three months ended March 31, 2023 compared to $7.3 million for the corresponding period in 2022. The increase in the three months ended March 31, 2023 was primarily due to higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2022.

Depot injectable programs

Our research and development expenses for depot injectable programs were $316,000 in the three months ended March 31, 2023 compared to $430,000 for the corresponding period in 2022. The decrease in the three months ended March 31, 2023 was primarily due to lower employee-related costs and lower outside expenses for these programs compared with the corresponding period in 2022.

Other DURECT research programs

Our research and development expenses for all other programs were $762,000 in the three months ended March 31, 2023 compared to $523,000 for the corresponding period in 2022. The increase in the three ended March 31, 2023 was primarily due to higher employee-related costs and higher outside expenses associated with these programs compared with the corresponding period in 2022.

Our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are highly speculative and subjective due to numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, uncertainties of future preclinical and clinical study results, uncertainties with our collaborators’ commitment to and progress in the programs and uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $4.1 million in the three months ended March 31, 2023 compared to $3.7 million for the corresponding period in 2022. The increase in the three months ended March 31, 2023 was primarily due to higher market research expenses, higher audit related expenses as well as higher employee expenses compared to the corresponding period in

2022. Stock-based compensation expense recognized related to selling, general and administrative personnel was $306,000 in the three months ended March 31, 2023 compared to $343,000 for the corresponding period in 2022.

We had 25 selling, general and administrative employees as of March 31, 2023 compared with 23 as of March 31, 2022. We expect selling, general and administrative expenses in the near future to be comparable to the first quarter of 2023.

Other income (expense). Other expense was $965,000 in the three months ended March 31, 2023 compared to $476,000 for the corresponding period in 2022.

Interest income was $517,000 in the three months ended March 31, 2023 compared to $54,000 for the corresponding period in 2022. The increase in the three months ended March 31, 2023 was primarily due to higher interest rates associated with our cash, cash equivalents and investments compared with the corresponding period in 2022.

Interest expense was $726,000 in the three months ended March 31, 2023 compared to $530,000 for the corresponding period in 2022. The increase in the three months ended March 31, 2023 was primarily due to higher interest rates on our term loan compared with the corresponding period in 2022.

Other income (expenses) for the three months ended March 31, 2023 also includes $1.2 million of issuance costs of the warrants issued in connection with the offering in February 2023 as well as approximately $2.0 million non-cash loss on the issuance of these warrants, which was partially offset by approximately $2.5 million non-cash gain associated with the change in fair value of these liability-classified warrants in the period.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $44.4 million at March 31, 2023 compared to cash, cash equivalents, cash held in escrow and investments of $43.6 million at December 31, 2022. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2023 and December 31, 2022. The increase in cash, cash equivalents and investments was primarily due to approximately $8.8 million of net proceeds received from the offering in February 2023 and payments received from collaboration partners and customers, partially offset by cash used in ongoing operating activities and interest payments.

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

Cash Flows

We used $9.3 million of cash in operating activities for the three months ended March 31, 2023 compared to $5.6 million for the corresponding period in 2022. The increase in cash used in operating activities was primarily due to lower payments from our collaborators. The cash used in operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable and accrued liabilities.

We used $4.9 million of cash in investing activities for the three months ended March 31, 2023 compared to $5.1 million provided by for the corresponding period in 2022. The decrease in cash provided by investing activities was primarily due to an increase in net purchases of available-for-sale securities partially offset by a decrease in proceeds from maturities of available-sale-securities for the three months ended March 31, 2023 compared with the corresponding period in 2022.

We received $10.0 million of cash from financing activities for the three months ended March 31, 2023 compared to $8,000 for the corresponding period in 2022. The increase in cash received from financing activities was primarily due to cash proceeds received from the offering that was completed in February 2023. We received $8,000 from the exercise of stock options in the three months ended March 31, 2022.

We anticipate that cash used in operating activities in the near future will increase compared to the first quarter of 2023 due to expected changes in working capital.

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

As of May 3, 2023, we had up to $240.0 million of our securities available for sale under the 2021 Registration Statement, of which $75.0 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance LLC ("Oxford Finance"), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.17% as of March 31, 2023) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was classified as a current liability on our balance sheet as of March 31, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement.

Going Concern

As of March 31, 2023, we had approximately $44.4 million in cash, cash equivalents and investments compared with $43.6 million as of December 31, 2022. In February 2023, we received $10.0 million of gross proceeds from the offering and incurred placement agent fees and other estimated offering expenses of $1.2 million. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Based on our evaluation, substantial doubt exists regarding our ability to continue as a going concern for a period of one year from the issuance of our financial statements.

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

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

•
the public equity markets;
•
private equity financings;
•
collaborative arrangements;
•
asset sales; and/or
•
public or private debt.

There can be no assurance that we will enter into additional collaborative agreements or maintain existing collaborative agreements, will earn collaborative revenues or that additional capital will be available on favorable terms to the Company, if at all. If adequate funds are not available, we may be required to significantly reduce or re-focus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares). These factors raise substantial doubt regarding our ability to continue as a going concern. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

As a result of our recurring losses from operations, negative cash flows from operating activities and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited financial statements for the year ended December 31, 2022 related to our going concern evaluation.

During the three months ended March 31, 2023, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, oour exposure to market risk has not changed materially since December 31, 2022. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and principal financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

Risks Related To Our Business

We contract with third parties for the manufacture of larsucosterol and expect to continue to do so for any required additional clinical trials as well as the commercialization of larsucosterol. Our reliance on third parties increases the risk that submissions for regulatory approval of larsucosterol may be delayed or that we will not have sufficient quantities of larsucosterol available at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts of larsucosterol

We currently rely on third-party contractors to manufacture, package, label and distribute clinical supplies of injectable larsucosterol, and we expect to establish supply agreements for commercial quantities of larsucosterol following approval for marketing by applicable regulatory authorities. We also expect to rely on third-party contractors to manufacture larsucosterol for use in our clinical trials. As of the filing date of this Quarterly Report on Form 10-Q, our third-party manufacturer has not established a final process for the commercial supply of injectable larsucosterol and neither we nor our third-party manufacturer have completed stability testing required to submit and obtain regulatory approval for the use of larsucosterol in the treatment of AH. Reliance on third-party contractors entails risks including, but not limited to:

•
our inability to identify and negotiate manufacturing and supply agreements with suitable manufacturers;
•
delays in the development of manufacturing process technologies and stability testing;
•
our inability to control manufacturing process development and its timing;
•
manufacturing delays if our third-party contractors give greater priority to the supply of other products over larsucosterol or otherwise do not satisfactorily perform according to the terms of our agreements with such contractors;
•
possible terminations or nonrenewals of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•
possible breaches by third-party contractors of our agreements with such contractors;
•
failures by third-party contractors to comply with applicable regulatory requirements;

•
possible mislabeling of clinical supplies, which could result in the supply of incorrect dose amounts or the improper identification of the active drug and/or placebo;
•
the possibility that clinical supplies will not be delivered to clinical sites on time, leading to clinical trial interruptions, or that drug supplies will not be distributed to commercial vendors in a timely manner, resulting in lost sales; or
•
possible misappropriations of our proprietary information, including our trade secrets and know-how.

Additionally, we may incur delays in the regulatory submissions or approval of larsucosterol due to manufacturing process development and stability testing, or from the need to identify or qualify alternative third-party manufacturers. Our current and anticipated future dependence upon third parties for the manufacturing of larsucosterol may adversely affect our future profit margins and our ability to commercialize any of our products that receive marketing approval on a timely and competitive basis.

Item 6. Exhibits

Exhibit Number	Exhibit Name
4.1	Form of Warrant (February 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

4.2	Form of Pre-Funded Warrant (February 2023) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

10.1	Form of Securities Purchase Agreement, dated February 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 9, 2023

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: May 9, 2023