Form 10-Q
period 2023-06-30
DURECT CORP
filed 2023-08-10
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 27,600,079 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2023	December 31, 2022

A S S E T S
Current assets:
Cash and cash equivalents	$31,760	$43,483
Short-term investments	2,985	—
Short-term restricted investments	150	—
Accounts receivable, net	1,304	3,423
Inventories, net	2,262	2,113
Prepaid expenses and other current assets	1,829	2,375
Total current assets	40,290	51,394
Property and equipment, net	149	188
Operating lease right-of-use assets	2,043	1,943
Goodwill	6,169	6,169
Long-term restricted investments	—	150
Other long-term assets	6	256
Total assets	$48,657	$60,100
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$980	$3,106
Accrued liabilities	7,779	7,896
Deferred revenue, current portion	178	—
Term loan, current portion, net	20,721	21,170
Operating lease liabilities, current portion	1,324	1,832
Warrant liabilities	10,448	—
Total current liabilities	41,430	34,004
Operating lease liabilities, non-current portion	803	260
Other long-term liabilities	924	851
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	590,033	586,357
Accumulated other comprehensive loss	(6)	(13)
Accumulated deficit	(584,550)	(561,382)
Stockholders’ equity	5,500	24,985
Total liabilities and stockholders’ equity	$48,657	$60,100

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Collaborative research and development and other revenue	$508	$606	$1,151	$1,101
Product revenue, net	1,573	1,470	2,984	2,890
Total revenues	2,081	2,076	4,135	3,991
Operating expenses:
Cost of product revenues	359	393	747	728
Research and development	7,946	8,817	16,539	17,028
Selling, general and administrative	3,827	3,952	7,922	7,687
Total operating expenses	12,132	13,162	25,208	25,443
Loss from operations	(10,051)	(11,086)	(21,073)	(21,452)
Other income (expense):
Interest and other income	511	127	1,028	181
Change in fair value of warrant liabilities	(892)	—	1,585	—
Interest and other expenses	(749)	(592)	(1,475)	(1,122)
Issuance cost for warrants	—	—	(1,200)	—
Loss on issuance of warrants	—	—	(2,033)	—
Other income (expense), net	(1,130)	(465)	(2,095)	(941)
Net loss	(11,181)	(11,551)	(23,168)	(22,393)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	1	4	7	(15)
Total comprehensive loss	$(11,180)	$(11,547)	$(23,161)	$(22,408)

Net loss per share
Basic	$(0.46)	$(0.51)	$(0.96)	$(0.98)
Diluted	$(0.46)	$(0.51)	$(0.96)	$(0.98)

Weighted-average shares used in computing net loss per share
Basic	24,508	22,774	24,140	22,771
Diluted	24,508	22,774	24,377	22,771

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock in the February 2023 registered direct offering	1,700	—	—	—	—	—
Stock-based compensation expense from stock options and ESPP shares	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(11,987)	(11,987)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	6	—	6
Balance at March 31, 2023	24,485	$23	$588,695	$(7)	$(573,369)	$15,342
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	118	—	658	—	—	658
Issuance of common stock upon exercise of stock options and from the ESPP	6	—	23	—	—	23
Stock-based compensation expense from stock options and ESPP shares	—	—	657	—	—	657
Net loss	—	—	—	—	(11,181)	(11,181)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				1	—	1
Balance at June 30, 2023	24,609	$23	$590,033	$(6)	$(584,550)	$5,500

Balance at December 31, 2021	22,768	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options	1	—	8	—	—	8
Stock-based compensation expense from stock options and ESPP shares	—	—	678	—	—	678
Net loss	—	—	—	—	(10,842)	(10,842)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(19)	—	(19)
Balance at March 31, 2022	22,769	$23	$584,504	$(29)	$(536,891)	$47,607
Issuance of common stock upon exercise of stock options	7	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	617	—	—	617
Net loss	—	—	—	—	(11,551)	(11,551)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				4	—	4
Balance at June 30, 2022	22,776	$23	$585,148	$(25)	$(548,442)	$36,704

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(23,168)	$(22,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	69
Stock-based compensation	1,261	1,296
Amortization of debt issuance cost	236	238
Net amortization on investments	66	13
Changes in operating lease liabilities	(65)	(33)
Change in fair value of warrant liabilities	(1,585)	—
Loss on issuance of warrants	2,033	—
Changes in assets and liabilities:
Accounts receivable	2,119	5,273
Inventories	(150)	(264)
Prepaid expenses and other assets	796	574
Accounts payable	(2,126)	1,919
Accrued liabilities	1,721	(2,234)
Deferred revenue	178	(98)
Total adjustments	4,562	6,753
Net cash used in operating activities	(18,606)	(15,640)
Cash flows from investing activities
Purchases of property and equipment	(39)	(64)
Purchases of available-for-sale securities	(3,044)	—
Proceeds from maturities of available-for-sale securities	—	12,961
Net cash (used in) provided by investing activities	(3,083)	12,897
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(1)
Payments on term loan principal	(714)	—
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	658	—
Net proceeds from issuance of common stock upon exercise of stock options and from the ESPP	23	35
Proceeds from issuances of warrants and common stock in the February 2023 registered direct offering	10,000	—
Net cash provided by financing activities	9,966	34
Net decrease in cash, cash equivalents, and restricted cash	(11,723)	(2,709)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	43,633	49,994
Cash, cash equivalents, and restricted cash, end of the period (1)	$31,910	$47,285

(1) Includes restricted cash of $150,000 included in short term restricted investments and long term restricted investments the condensed balance sheets at June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol (also known as DUR-928), the Company's lead drug candidate, binds to and inhibits the activity of DNA methyltransferases (DNMTs), epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-associated hepatitis (AH) patients. Larsucosterol is in clinical development for the potential treatment of AH, for which FDA has granted a Fast Track Designation; non-alcoholic steatohepatitis (NASH) is also being explored. In addition, POSIMIR® (bupivacaine solution) for infiltration use, a non-opioid analgesic utilizing the innovative SABER® platform technology, is FDA-approved and has been exclusively licensed to Innocoll Pharmaceuticals for commercialization in the United States. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2023, the operating results and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

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

Liquidity and Need to Raise Additional Capital

As of June 30, 2023, the Company had an accumulated deficit of $584.6 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 6, the Company classified the remaining balance of its term loan as a current liability on the Company’s balance sheet as of June 30, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

The Company’s inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Raw materials	$167	$168
Work in process	1,008	1,151
Finished goods	1,087	794
Total inventories	$2,262	$2,113

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of June 30, 2023, the weighted-average remaining lease term was 3.07 years for the Company’s leased properties.

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

Total revenue by geographic region based on customers’ locations for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$1,143	$1,398	$2,421	2,605
Europe	613	414	1,044	$752
Japan	112	111	282	366
Other	213	153	388	268
Total	$2,081	$2,076	$4,135	$3,991

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic loss per share computation:
Net loss	$(11,181)	$(11,551)	$(23,168)	$(22,393)
Weighted average number of shares outstanding - basic	24,508	22,774	24,140	22,771
Net loss per share - basic	$(0.46)	$(0.51)	$(0.96)	$(0.98)

Diluted loss per share computation:
Net loss	$(11,181)	$(11,551)	$(23,168)	$(22,393)
Change in fair value of warrant liabilities	—	—	258	—
Net loss adjusted for change in fair value of warrant liabilities	$(11,181)	$(11,551)	$(23,426)	$(22,393)

Weighted average shares used to compute basic net loss per share	24,508	22,774	24,140	22,771
Dilutive effect of pre-funded warrants	—	—	237	—
Weighted average shares used to compute diluted net loss per share	24,508	22,774	24,377	22,771
Net loss per share - diluted	$(0.46)	$(0.51)	$(0.96)	$(0.98)

Options to purchase approximately 3.1 million and 3.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss share for the three and six months ended June 30, 2023, respectively, as the effect would be anti-dilutive. Options to purchase approximately 2.79 million and 2.62 million shares of common stock were excluded from the denominator in the calculation of diluted net loss share for the three and six months ended June 30, 2022, respectively, as the effect would be anti-dilutive. In addition, the dilutive effect of pre-funded warrants was 237,000 shares for the six months ended June 30, 2023. Pre-funded warrants to purchase 300,000 shares were also outstanding during the three months ended June 30, 2023, but were not included in the computation of diluted net loss per share for the three months ended June 30, 2023 because the effect would be anti-dilutive. Additional common warrants to purchase 2.0 million and 1.6 million shares were also outstanding during the three and six months ended June 30, 2023, but were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $508,000 and $1.2 million for the three and six months ended June 30, 2023, compared with $606,000 and $1.1 million for the corresponding periods in 2022, respectively. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited ("Indivior") with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

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

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, DURECT receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three and six months ended June 30, 2023 and 2022 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2023 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$697	$—	$—	$697
Certificates of deposit	150	—	—	150
Commercial paper	30,300	—	(7)	30,293
U.S. Government agencies	1,489	1	—	1,490
	$32,636	$1	$(7)	$32,630
Reported as:
Cash and cash equivalents	$29,500	$1	$(6)	$29,495
Short-term investments	2,986	—	(1)	2,985
Short-term restricted investments	150	—	—	150
	$32,636	$1	$(7)	$32,630

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$633	$—	$—	$633
Certificates of deposit	150	—	—	150
Commercial paper	40,478	—	(13)	40,465
	$41,261	$—	$(13)	$41,248
Reported as:
Cash and cash equivalents	$41,111	$—	$(13)	$41,098
Long-term restricted investments	150	—	—	150
	$41,261	$—	$(13)	$41,248

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2023, by contractual maturity (in thousands):

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$31,939	$31,933
Mature after one year through five years	—	—
	$31,939	$31,933

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2023.

As of June 30, 2023, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

In February 2023, the Company issued pre-funded warrants to purchase 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

The pre-funded warrants are accounted for as current liabilities on the balance sheet and are adjusted to estimated fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the pre-funded warrants was $1.7 million, $1.4 million and $1.5 million as of February 8, 2023 (i.e., the issuance date), March 31, 2023 and June 30, 2023, respectively. The Company calculated the estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model with the following key assumptions:

	2/8/2023 (issuance)	March 31, 2023	June 30, 2023
Common stock price	$5.81	$4.53	$4.95
Exercise price per share	$0.00001	$0.00001	$0.00001
Expected volatility	86.60%	86.20%	89.10%
Risk-free interest rate	3.82%	3.65%	4.22%
Contractual term (in years)	5.00	4.90	4.60
Expected dividend yield	—%	—%	—%

The common warrants are accounted for as current liabilities on the balance sheet and are adjusted to fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the common warrants was $10.3 million, $8.2 million and $9.0 million as of February 8, 2023 (i.e., the issuance date), March 31, 2023 and June 30, 2023, respectively. The Company calculated the fair value of the common warrants using a Monte Carlo simulation model with the following key assumptions. In all cases, the Company took the likelihood of achieving certain clinical events and related impact on the Company's common stock price into account.

	2/8/2023 (issuance)	March 31, 2023	June 30, 2023
Common stock price	$5.81	$4.53	$4.95
Exercise price per share	$5.00	$5.00	$5.00
Expected volatility	86.60%	86.20%	89.10%
Risk-free interest rate	3.82%	3.65%	4.22%
Contractual term (in years)	5.00	4.90	4.60
Expected dividend yield	—%	—%	—%

Note 4. Accrued Liabilities

Accrued liabilities as of June 30, 2023 and December 31, 2022 were comprised as follows (in thousands):

	June 30, 2023	December 31, 2022

Accrued compensation and benefits	$2,430	$3,970
Accrued clinical costs	2,117	1,966
Accrued contract research and manufacturing costs	2,379	861
Others	853	1,099
Total	$7,779	$7,896

Note 5. Stock-Based Compensation

As of June 30, 2023, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of product revenues	$5	$5	$9	$10
Research and development	301	296	593	626
Selling, general and administrative	353	317	659	660
Total stock-based compensation	$659	$618	$1,261	$1,296

As of June 30, 2023 and December 31, 2022, $15,000 and $16,000 of stock-based compensation cost were capitalized in inventory on the Company’s balance sheets for each period, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock Options
Risk-free rate	3.96%	2.9-3.0%	3.96-4.07%	1.8-3.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.3	7.0-7.3	7.0-7.5	7.0-7.3
Volatility	88%	85-86%	87-88%	83-86%

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Employee Stock Purchase Plan
Risk-free rate	5.14%	1.49%	4.58-5.14%	0.04-1.49%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	88%	80%	88-104%	56-80%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.55% as of June 30, 2023) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

As of June 30, 2023, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan was classified as a current liability on the Company’s balance sheet as of June 30, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of June 30, 2023, are as follows (in thousands):

Six months ended December 31, 2023	$4,286
2024	8,571
2025	8,429
Total minimum payments	21,286
Less unamortized debt discount and accrued final payment	(565)
Carrying value of term loan, net	20,721

Note 7. Commitments

Operating Leases

The Company has lease arrangements for its facilities as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2024 (with an option to renew for an additional five years)

Cupertino, CA	20,100 sq. ft.	Office and Laboratory	Lease expires 2024 (with an option to renew for an additional five years)
Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2028 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expenses under all operating leases were $478,000 and $957,000 for both the three and six months ended June 30, 2023 and 2022, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ended December 31, 2023	$990
2024	518
2025	250
2026	258
2027 and thereafter	493
$2,509

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

Registered Direct Offering

On February 3, 2023, the Company entered into a securities purchase agreement with two institutional investors relating to the purchase and sale of an aggregate of (i) 1,700,000 shares of its common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 300,000 shares of common stock, and (iii) accompanying common warrants, to purchase an aggregate of 2,000,000 shares of Common Stock in a registered direct offering (the "offering"). The issuance date of the common stock, the pre-funded warrants and the accompanying common warrants was February 8, 2023. The aggregate gross proceeds to the Company from the offering were $10.0 million before deducting placement agent fees and other estimated offering expenses payable by the Company. The Company incurred offering costs of $1.2 million which were included in loss on issuance of warrants on the statement of operations for the three months ended March 31, 2023 and six months ended June 30, 2023. The aggregate net proceeds to the Company from the offering were approximately $8.8 million after deducting placement agent fees and other estimated offering expenses payable by us.

The pre-funded warrants were exercisable immediately following the closing date of the offering and have an unlimited term and an initial exercise price of $0.00001 per share. The common warrants were immediately exercisable and have a five year term and an initial exercise price of $5.00 per share. The combined offering price was $5.00 per share and accompanying common warrant, or in the case of pre-funded warrants, $4.99999 per pre-funded warrant and accompanying common warrant. A holder (together with its affiliates) may not exercise any portion of a pre-funded warrant or common warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of DURECT’s outstanding common stock immediately after exercise.

The Company accounts for the pre-funded warrants and the common warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the common and pre-funded warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the pre-funded warrants could be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock. Because a change of 50% or more of the Company’s common stock may not result in a change in control of the Company, the Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. The common warrants have the same characteristics as the pre-funded warrants related to the occurrence of a fundamental transaction, therefore the common warrants are also precluded from equity classification. In addition, the holder of the common warrants is permitted to receive the highest volume weighted average price ("VWAP") from the date of announcement of the fundamental transaction through the date the holder provides notice of repurchase, as a way to protect the holder against reductions in the stock price in a fundamental transaction, while allowing the holder to keep the benefits of an upside, which precludes the common warrants from being considered indexed to the Company’s stock. Since the common and pre-funded warrants meet the definition of derivatives under ASC 815, the Company records these warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive loss at each reporting date.

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

At June 30, 2023, the Company re-valued the common warrants using a Monte-Carlo valuation model with a fair value of $9.0 million, an increase of $766,000 from March 31, 2023; and re-valued the pre-funded warrants using the Black-Scholes option valuation model with a fair value of $1.5 million, an increase of $126,000 from June 30, 2023. The loss of $892,000 resulting from the change in the fair value of the liability for the warrants was recorded as a change in fair value of warrant liabilities in the accompanying statements of operations for the three months ended June 30, 2023. The gain of $1.6 million resulting from the change in the fair value of the liability for the warrants was recorded as a change in fair value of warrant liabilities in the accompanying statements of operations for the six months ended June 30, 2023. As of June 30, 2023, none of the warrants have been exercised.

The common warrant liability and the pre-funded warrant liability will be adjusted to fair value at each balance sheet date until the warrants are settled. Changes in fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

The Company also allocated the offering expenses of $1.2 million to warrant liabilities and expensed (within other expense, net) $1.2 million upon the closing of the offering.

ATM Financings

During the three and six months ended June 30, 2023, the Company raised net proceeds (net of commissions) of approximately $658,000 from the sale of 118,132 shares of the Company’s common stock in the open market at a weighted average price of $5.68 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

As of August 7, 2023, the Company had up to $224.3 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $74.3 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Note 9. Subsequent Events

In July 2023, the Company sold 2,991,027 shares of common stock and accompanying warrants to purchase up to 2,991,027 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The shares of common stock and accompanying warrants were sold at a combined purchase price of $5.015 per share and accompanying warrant. The warrants have an exercise price of $4.89 per share, are immediately exercisable and will expire five years from the date of issuance. The net proceeds from the offering to the Company were approximately $13.8 million after deducting placement agent fees and other estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2023 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described herein or in our subsequent reports filed with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol (also known as “DUR‑928”), a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we are now conducting a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we are evaluating larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In June 2023 we announced that we had completed enrollment in the AHFIRM trial. In total, we randomized and dosed 301 patients at leading hospitals in the U.S., Australia, E.U. and U.K., including prominent transplant centers. We anticipate reporting topline results in the fourth quarter of 2023. If the AHFIRM trial is successful, we plan to review the results with the U.S. Food and Drug Administration (FDA) in the first quarter of 2024. We believe a positive outcome in the AHFIRM trial could support a New Drug Application (“NDA”) filing, and, if larsucosterol is approved, we may decide to develop our own commercial, sales and marketing organization. We have also investigated larsucosterol in patients with non-alcoholic steatohepatitis with encouraging results in a Phase 1b clinical trial and are considering further development of larsucosterol for this and other indications.

Building on our knowledge of epigenetic modulation, DURECT has internally developed multiple novel small molecule DNMT inhibitors that exhibit broad spectrum activity against multiple hematologic and solid tumor types. These compounds display unique and desirable physiochemical properties and pharmacokinetic profiles, as well as favorable tolerability. We intend to select a product candidate by the end of 2023 to advance into clinical trials in cancer patients. Our goal is to be prepared to initiate clinical trials for this product candidate by the end of 2024.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received U.S. FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In September 2022, Innocoll launched POSIMIR in the U.S.

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited’s PERSERIS® (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd.’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder in Taiwan. We also manufacture and sell ALZET® osmotic pumps used in laboratory research.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At June 30, 2023, we had an accumulated deficit of $584.6 million. Our net losses were $11.2 million and $23.2 million for the three and six months ended June 30, 2023 compared with $11.6 million and $22.4 million for the corresponding periods in 2022. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to remain comparable to the second quarter of 2023 as we continue to incur research and development expenses related to larsucosterol. We expect our selling, general and administrative expenses in the near future to be comparable to the second quarter of 2023. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2023 and 2022

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

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $508,000 and $1.2 million for the three and six months ended June 30, 2023 compared with $606,000 and $1.1 million for the corresponding periods in 2022. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $1.6 million and $3.0 million for the three and six months ended June 30, 2023 compared with $1.5 million and $2.9 million for the corresponding periods in 2022. The increases in the three and six months ended June 30, 2023 were primarily attributable to higher revenue from our ALZET mini pump product line as a result of higher units sold, partially offset by lower revenue from certain excipients that are included in Methydur and in an animal health product compared to the corresponding periods in 2022.

Cost of product revenues

Cost of product revenues was $359,000 and $747,000 for the three and six months ended June 30, 2023 compared with $393,000 and $728,00 for the corresponding periods in 2022. Cost of product revenues in the three months ended June 30, 2023 decreased compared to the corresponding period in 2022 primarily due to lower manufacturing costs for units sold from our ALZET product line. Cost of product revenues in the six months ended June 30, 2023 increased compared to the corresponding periods in 2022 primarily due to higher units sold from our ALZET product line. Stock-based compensation expense recognized related to cost of product revenues was $5,000 and $9,000 for the three and six months ended June 30, 2023 compared to $5,000 and $10,000 for the corresponding periods in 2022.

We had 10 manufacturing employees in each of the three months ended of June 30, 2023 and 2022. We expect the number of employees involved in manufacturing will remain consistent in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.9 million and $16.5 million for the three and six months ended June 30, 2023 compared to $8.8 million and $17.0 million for the corresponding periods in 2022. We incurred lower research and development costs associated with larsucosterol and the depot injectable programs, partially offset by higher research and development costs associated with other research programs in the three and six months ended June 30, 2023 compared to the corresponding periods in 2022, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $301,000 and $593,000 for the three and six months ended June 30, 2023 compared to $296,000 and $626,000 for the corresponding periods in 2022. As of June 30, 2023, we had 38 research and development employees compared with 43 as of June 30, 2022. We expect research and development expenses in the near future to remain comparable to the second quarter of 2023.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Larsucosterol	$7,175	$8,104	$14,690	$15,362
Depot injectable programs	3	376	319	806
Others	768	337	1,530	860
Total research and development expenses	$7,946	$8,817	$16,539	$17,028

Larsucosterol

Our research and development expenses for larsucosterol were $7.2 million and $14.7 million in the three and six months ended June 30, 2022 compared to $8.1 million and $15.4 million for the corresponding periods in 2022. The decrease in the three months ended June 30, 2023 was primarily due to lower employee-related costs and lower contract research expenses, partially offset by higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2022. The decrease in the six months ended June 30, 2023 was primarily due to lower contract research expenses, partially offset by higher clinical trial related expenses and higher contract manufacturing expenses for this drug candidate compared with the corresponding period in 2022.

Depot injectable programs

Our research and development expenses for depot injectable programs were $3,000 and $319,000 in the three and six months ended June 30, 2023 compared to $376,000 and $806,000 for the corresponding periods in 2022. The decreases in the three and six months ended June 30, 2023 were primarily due to lower employee-related costs and lower outside expenses for these programs compared with the corresponding periods in 2022.

Other DURECT research programs

Our research and development expenses for all other programs were $768,000 and $1.5 million in the three and six months ended June 30, 2023 compared to $337,000 and $860,000 for the corresponding periods in 2022. The increases in the three and six months ended June 30, 2023 were primarily due to higher employee-related costs and higher outside expenses associated with these programs compared with the corresponding periods in 2022.

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

Selling, general and administrative expenses were $3.8 million and $7.9 million in the three and six months ended June 30, 2023 compared to $4.0 million and $7.7 million for the corresponding periods in 2022. The decrease in the three months ended June 30, 2023 was primarily due to lower patent expenses and lower recruiting expenses compared to the corresponding period in 2022. The increase in the six months ended June 30, 2023 was primarily due to higher market research expenses, higher audit related expenses as well as higher employee expenses compared to the corresponding period in 2022. Stock-based compensation expense recognized related to selling, general and administrative personnel was $353,000 and $659,000 for the three and six months ended June 30, 2023 compared to $317,000 and $660,000 for the corresponding periods in 2022.

We had 24 selling, general and administrative employees as of June 30, 2023 compared with 25 as of June 30, 2022. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2023.

Other income (expense). Other expense was $1.1 million and $2.1 million in the three and six months ended June 30, 2023 compared to $465,000 and $941,000 for the corresponding periods in 2022.

Interest income was $511,000 and $1.0 million in the three and six months ended June 30, 2023 compared to $127,000 and $181,000 for the corresponding periods in 2022. The increases in the three and six months ended June 30, 2023 were primarily due to higher interest rates associated with our cash, cash equivalents and investments compared with the corresponding periods in 2022.

Interest expense was $749,000 and $1.5 million in the three and six months ended June 30, 2023 compared to $592,000 and $1.1 million for the corresponding periods in 2022. The increases in the three and six months ended June 30, 2023 were primarily due to higher interest rates on our term loan compared with the corresponding periods in 2022.

Other income (expenses) for the three months ended June 30, 2023 also includes approximately $892,000 non-cash loss associated with the change in fair value of the liability-classified warrants issued in connection with the offering in February 2023. Other income (expenses) for the six months ended June 30, 2023 also includes $1.2 million of issuance costs of these warrants as well as approximately $2.0 million non-cash loss on the issuance of these warrants, which was partially offset by approximately $1.6 million non-cash gain associated with the change in fair value of these liability-classified warrants in the period.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $34.9 million at June 30, 2023 compared to cash, cash equivalents, and investments of $43.6 million at December 31, 2022. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2023 and December 31, 2022. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities, principal and interest payments on the term loan, partially offset by approximately $8.8 million of net proceeds received from the offering in February 2023, net proceeds from the sale of our common stock in the open market and payments received from collaboration partners and customers.

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

Cash Flows

We used $18.6 million of cash in operating activities for the six months ended June 30, 2023 compared to $15.6 million for the corresponding period in 2022. The increase in cash used in operating activities was primarily due to lower payments from our collaborators. The cash used in operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, accounts payable and accrued liabilities.

We used $3.1 million of cash in investing activities for the six months ended June 30, 2023 compared to $12.9 million provided by investing activities for the corresponding period in 2022. The decrease in cash provided by investing activities was primarily due to an increase in net purchases of available-for-sale securities partially offset by a decrease in proceeds from maturities of available-sale-securities for the six months ended June 30, 2023 compared with the corresponding period in 2022.

We received $10.0 million of cash from financing activities for the six months ended June 30, 2023 compared to $34,000 for the corresponding period in 2022. The increase in cash received from financing activities was primarily due to cash proceeds received from the offering that was completed in February 2023 and from the sale of our common stock in the open market under the 2021 Sales Agreement in the six months ended June 30, 2023.

We anticipate that cash used in operating activities in the near future will increase compared to the second quarter of 2023 as we experience higher research and development expenses related to larsucosterol and other research programs.

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

As of August 7, 2023, we had up to $224.3 million of our securities available for sale under the 2021 Registration Statement, of which $74.3 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance LLC ("Oxford Finance"), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following five amendments, we make interest only payments under the amended Loan Agreement until June 1, 2023 and the final maturity date of the loan is September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.55% as of June 30, 2023) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was classified as a current liability on our balance sheet as of June 30, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement.

Going Concern

As of June 30, 2023, we had approximately $34.9 million in cash, cash equivalents and investments compared with $43.6 million as of December 31, 2022. In February 2023, we received $10.0 million of gross proceeds from the offering and incurred placement agent fees and other estimated offering expenses of $1.2 million. In the three months ended June 30, 2023, we raised net proceeds (net of commissions) of approximately $658,000 from the sale of our common stock in the open market under the 2021 Sales Agreement. In July 2023, we sold 2,991,027 shares of common stock and accompanying warrants to purchase up to 2,991,027 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The shares of common stock and accompanying warrants were sold at a combined purchase price of $5.015 per share and accompanying warrant. The warrants have an exercise price of $4.89 per share, are immediately exercisable and will expire five years from the date of issuance. The net proceeds from the offering to the Company were approximately $13.8 million after deducting placement agent fees and other estimated offering expenses.

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

During the six months ended June 30, 2023, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, our exposure to market risk has not changed materially since December 31, 2022. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

PART II – OTHER INFORMATION

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
James E. Brown	President, Chief Executive Officer and Director	Adoption	June 14, 2023	October 3, 2024	Up to 80,000

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended June 30, 2023.

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1*	Addendum IV to Lease between the Company and Wescove Vacaville, LLC dated as of May 11, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 10, 2023

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: August 10, 2023