Form 10-K
period 2023-12-31
DURECT CORP
filed 2024-03-28
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $120,215,631 as of June 30, 2023 based upon the closing sale price on The Nasdaq Capital Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,035,981 shares of the registrant’s Common Stock issued and outstanding as of March 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Part I

Item 1. Business.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events ("TEAEs") in the larsucosterol arms compared with placebo. We are in ongoing communications with the FDA regarding next steps for the development of larsucosterol, including the trial design for a pivotal Phase 3 clinical trial in AH. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR® that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In September 2022, Innocoll launched POSIMIR in the U.S.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER®, ORADUR™ and ALZET® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS® (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan. We also manufacture and sell ALZET® miniature osmotic pumps used in laboratory research.

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

Our Epigenetic Regulator Program involved a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (“VCU”), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, larsucosterol, is an endogenous sulfated oxysterol, which acts as an epigenetic regulator. Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize larsucosterol and related molecules discovered in the program.

In March 2021, a peer-reviewed research paper regarding the proposed mechanism of action of larsucosterol was published in The Journal of Lipid Research. The research showed that larsucosterol (referred to in the paper as “25HC3S”) bound to and inhibited the activities of DNMTs 1, 3a and 3b, enzymes that add methyl groups to DNA (a process called “DNA methylation”), as well as reduced DNA hypermethylation. DNMTs 1 and 3a have been shown to be over-expressed in the livers of patients with severe AH. As such, by inhibiting DNMTs 1 and 3a activity, larsucosterol may inhibit DNA hypermethylation, thereby modulating the expression of genes and pathways that are involved in crucial cellular activities, including those associated with cell death, stress response, and lipid biosynthesis. These modulations may lead to improved cell survival, reduced lipid accumulation or lipotoxicity, minimized inflammation, and enhanced liver regeneration, as has been observed in various in vivo animal models and in results from our completed clinical trials in AH and MASH patients.

The biological activity of larsucosterol has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., LPS-induced endotoxin shock, drug-induced acute oxidative stress injury, ischemic-reperfusion-induced kidney and brain injury), and some represent chronic metabolic disorders (e.g., MASH).

Our major product research and development efforts for larsucosterol are described in the following table:

Alcohol-Associated Hepatitis Program with Injectable Larsucosterol

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

The rate of AH patients undergoing liver transplantation has increased in recent years, although the total number of such transplants is still relatively small and limited by organ availability. Average charges for a liver transplant exceed $875,000, and patients require lifelong immunosuppressive therapy to prevent organ rejection.

Clinical Program.

Phase 2b AHFIRM Study

In January 2021, we announced the dosing of the first patient in our Phase 2b AHFIRM study of patients with severe AH. AHFIRM was a randomized, double-blind, placebo-controlled, international, multi-center Phase 2b study to evaluate the safety and efficacy of larsucosterol in 307 patients with severe AH. The study was comprised of three arms targeting approximately 100 patients each: (1) placebo; (2) larsucosterol (30 mg); and (3) larsucosterol (90 mg). All patients received supportive care at the investigators’ discretion, which for placebo patients may include 32 mg methylprednisolone if prescribed. In order to maintain blinding, patients in the two active arms received matching placebo capsules if the investigator prescribed steroids. Patients received an IV dose of larsucosterol or placebo (sterile water) on Day 1 and a second identical IV dose on Day 4 if they were still hospitalized. The primary outcome measure was the 90-Day incidence of mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo. Secondary endpoints included the difference in 90-Day mortality between patients treated with larsucosterol compared to those treated with placebo, the difference in 28-Day mortality or liver transplantation for patients treated with larsucosterol compared to those treated with placebo, and the difference in mortality between patients treated with larsucosterol compared to those treated with placebo. In November 2023, we announced topline results from the AHFIRM trial, comprising 307 patients with severe AH.

Key AHFIRM Trial Topline Data Results:

•
Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days, the key secondary endpoint, with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo.
•
The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol.
•
Both doses of larsucosterol showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) for the 30 mg arm and 58% (p=0.008) for the 90 mg arm compared with placebo in the U.S.
•
Larsucosterol was safe and well tolerated. There were fewer TEAEs in the larsucosterol arms compared with placebo.

Mortality or Liver Transplantation at 90 Days

The primary endpoint for the AHFIRM trial was the reduction in mortality or liver transplantation at 90 days. The endpoint was analyzed using a hierarchical assessment of patient outcomes to calculate a win probability for each of the 30 mg and 90 mg dose of larsucosterol compared with placebo. The results for the primary endpoint were not statistically significant for either the 30 mg or 90 mg doses compared with placebo, though a numerical improvement was observed.

Patient Outcomes

	Placebo*	Larsucosterol 30 mg	Larsucosterol 90 mg
Number of patients randomized	103	102	102
Number of patients with 90-day outcome data	102	99	101

Deaths (%)	25 (24.5%)	15 (15.2%)	17 (16.8%)
Transplants (%)	4 (3.9%)	6 (6.1%)	9 (8.9%)
Alive & Transplant-free (%)	73 (71.6%)	78 (78.8%)	75 (74.3%)

* One subject in the placebo group was confirmed alive at Day 90 but transplant status unknown. One patient received a liver transplant and subsequently died.

Win Probability Analysis

	Larsucosterol 30 mg vs. Placebo		Larsucosterol 90 mg vs. Placebo
	Placebo	30 mg	Placebo	90 mg
Win Probability % at 90 days[1]	15.8%	23.6%	19.2%	23.1%
p-value		0.196		0.533

1 Win probability was calculated based on the hierarchy of alive and transplant-free being superior to transplant and death and transplant being superior to death. Comparisons of the same outcome were included in the denominator as ties.

Mortality at 90 Days

Mortality at 90 days was a key secondary endpoint for the AHFIRM trial. In this analysis, the 30 mg and 90 mg doses of larsucosterol showed numerical trends toward a clinically meaningful survival benefit with 90-day mortality reductions of approximately 41% and 35%, respectively, when compared to placebo, although these results were not statistically significant.

Group	Mortality at 90 Days	% Reduction vs. Placebo	Difference vs. Placebo	p-value
Larsucosterol 30 mg (n=102)	15.3%	-40.7%	-10.5%	0.068
Placebo (n=103)	25.8%

Larsucosterol 90 mg (n=102)	16.2%	-34.9%	-8.7%	0.124
Placebo (n=103)	24.9%

Mortality at 90 Days (U.S. patients)

When further analyzed by geography, both the 30 mg and 90 mg doses showed an enhanced survival benefit at 90 days with reductions in 90-day mortality of 57% and 58%, respectively, in patients enrolled in the U.S., which represented 76% of the total patients enrolled.

Group	Mortality at 90 Days	% Reduction vs. Placebo	Difference vs. Placebo	p-value
Larsucosterol 30 mg (n=76)	12.3%	-56.8%	-16.1%	0.014
Placebo (n=78)	28.5%

Larsucosterol 90 mg (n=78)	11.7%	-58.1%	-16.2%	0.008
Placebo (n=78)	27.9%

Safety and Tolerability

Both the 30 mg and 90 mg doses of larsucosterol were well tolerated. There were fewer TEAEs in the larsucosterol arms compared with placebo.

	Placebo	Larsucosterol 30 mg	Larsucosterol 90 mg
Number of TEAEs	721	545	567

Phase 2a clinical trial

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

In this Phase 2a trial, dose escalation was permitted following review of safety and PK results of the prior dose level by a Dose Escalation Committee. The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate (7 of 19) and severe AH (12 of 19), who received IV larsucosterol at 30 mg, 90 mg, or 150 mg doses. Eight patients (four moderate and four severe) were dosed at 30 mg, seven patients (three moderate and four severe) were dosed at 90 mg and four patients (all severe) were dosed at 150 mg. After being discharged on Day 2, one patient did not return for the scheduled Day 7 and Day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic signals, including liver biochemistry, biomarkers and prognostic scores, including the Lille score, following larsucosterol treatment.

In November 2019, the results from this Phase 2a clinical trial of larsucosterol in AH were presented as a late-breaking oral presentation at The Liver Meeting®. The study summary results were also selected for inclusion in the ‘Best of The Liver Meeting’ presentation in the alcohol-related liver disease category.

All 19 patients treated with larsucosterol in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events. Using an alternative measure of AH severity to MELD, Maddrey’s Discrimination Function (“DF”), 15 of the 19 patients had DF scores of 32 or greater, indicating that they had severe AH. Patients treated with larsucosterol had a statistically significant reduction from baseline in bilirubin at Day 7 and Day 28, and MELD at Day 28. Lille scores, which are used in clinical practice to help determine the prognosis and response of AH patients after 7 days of treatment, were also statistically significantly lower than those from a well-matched group of patients in a contemporary trial as well as several published historical controls. 74% of all larsucosterol treated patients and 67% of those with severe AH were discharged from the hospital within 4 days after receiving a single dose of larsucosterol.

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

Fast Track Designation

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

Chronic Liver Disease Program with Orally Administered Larsucosterol

Market Opportunity. Metabolic dysfunction-associated steatotic liver disease (“MASLD”) is the most common form of chronic liver disease in both children and adults. It is estimated that MASLD, also known as nonalcoholic fatty liver disease (NAFLD), affects approximately 35% to 50% of adults and 5-10% of children in North America. Metabolic dysfunction-associated steatohepatitis (“MASH”), also known as nonalcoholic steatohepatitis or NASH, a more severe and progressive form of MASLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of 3-5% globally. In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop larsucosterol.

Clinical Program. In 2020, we completed a Phase 1b randomized, multi-center, and open-label clinical study in the United States to evaluate safety, PK and signals of biological activity of larsucosterol in MASH patients with stage 1-3 fibrosis. Larsucosterol (at doses of 50 mg QD, 150 mg QD and 300 mg BID) was administered orally for 28 days with 20 patients or more per dose group for a total of 65 patients in the trial. Key endpoints included safety and PK, and clinical chemistry/efficacy signals, such as liver enzymes (e.g., ALT, AST and GGT (each as defined below)), serum lipids (e.g., triglycerides), biomarkers (e.g., CK-18s, inflammatory cytokines), and insulin resistance (i.e., HOMA-IR), as well as liver fat content and liver stiffness by imaging (e.g., MRI-PDFF (as defined below) and FibroScan®).

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

We have completed multiple Phase 1 trials in healthy subjects with orally administered larsucosterol. These include single-ascending-dose and multiple-ascending-dose studies as well as a food effect study. In all these studies larsucosterol was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose-related increases in plasma concentrations were observed and no accumulation in plasma concentrations or food effects were observed with repeat dosing.

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic MASH patients and MCS (matched by age, body mass index and gender with normal liver function) utilizing orally administered larsucosterol. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 MASH patients and 6 MCS. Data from this study were presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated larsucosterol well. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (i.e., shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both low and high dose cohorts, the PK parameters were comparable between the MASH patients and the MCS. In addition, the systemic exposure following the low and high doses of larsucosterol was dose dependent.

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

Collectively, the biological signals observed in MASH and HI patients plus results from our animal models and cell culture studies suggest potential therapeutic activity of larsucosterol for patients with liver diseases. However, additional studies are required to evaluate the safety and efficacy of larsucosterol, and there is no assurance that these biomarker, clinical chemistry and liver imaging effects will be associated with clinically relevant benefits, or that larsucosterol will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

In December 2021, we entered into the Innocoll Agreement, pursuant to which we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the U.S. with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the U.S., to expand the approved indications of POSIMIR. We retain, outside the U.S., all of the global rights to POSIMIR. Innocoll paid us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. In August 2022, we were issued a new patent by the U.S. Patent and Trademark Office ("USPTO"), extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment by Innocoll to the Company. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to the Company for the first commercial sale of

POSIMIR. As the commercial launch of POSIMIR progresses, we have and will continue to earn tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the U.S. We may earn additional milestone payments up to $122.0 million in the aggregate, depending on the achievement of certain commercial, regulatory and intellectual property milestones with respect to POSIMIR. Pursuant to the terms of the Innocoll Agreement, except as otherwise expressly provided in the Innocoll Agreement, Innocoll is responsible for expenses relating to the manufacturing, development and commercialization of POSIMIR in the U.S.

PERSERIS™ (risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. Under the terms of the agreement with Indivior, we receive quarterly earn-out payments that are based on a single-digit percentage of U.S. net sales of PERSERIS into 2026. Indivior commercially launched PERSERIS in the U.S. in February 2019.

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

Complete Clinical Development and Seek Regulatory Approval of Larsucosterol for the Treatment of AH. In the fourth quarter of 2023, we completed our Phase 2b clinical trial (AHFIRM) as described above. We are in ongoing communications with the FDA regarding next steps for the development of larsucosterol, including the trial design for a pivotal Phase 3 clinical trial in AH.

Maximize the Commercial Potential of Larsucosterol in AH. We are exploring the best approach to maximize the commercial potential of larsucosterol, either by licensing to a commercial entity or continuing to develop and commercialize larsucosterol ourselves. We believe that, if approved in the United States, a highly specialized commercial organization could support the commercialization of larsucosterol in the United States. We believe this market can be effectively addressed with a modest-sized commercial organization, including a hospital-focused sales force focused on hospitals. We may also seek strategic collaborations to commercialize larsucosterol outside the United States.

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

Strategic Agreements

We have entered into the following strategic collaboration and other key agreements:

Innocoll Pharmaceuticals Limited. In December 2021, we entered into the Innocoll Agreement, pursuant to which, we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the U.S. with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of our supply agreement with a contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the U.S., to expand the approved indications of POSIMIR. We retain, outside the United States, all of the global rights to POSIMIR. Innocoll paid us an initial non-refundable, upfront fee of $4.0 million as well as a fee in the amount of $1.3 million primarily to cover the manufacturing supplies and excipients and certain equipment transferred to Innocoll pursuant to the terms of the Innocoll Agreement, and certain recently incurred DURECT expenses the parties negotiated for Innocoll to reimburse. In the fourth quarter of 2021, we recognized $4.1 million as collaborative research and development and other revenue, $1.1 million as product revenue, and a reduction of $0.1 million in net equipment. At December 31, 2021, we included $5.3 million due from Innocoll in accounts receivable on our balance sheet; these funds were received in January 2022. In August 2022, we were issued a new patent by the USPTO, extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment by Innocoll to the Company. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to the Company for the first commercial sale of POSIMIR. Thus, we recognized $10.0 million of milestone revenue under the agreement with Innocoll during the twelve months ended December 31, 2022. As the commercial launch of POSIMIR progresses, we have and will continue to earn tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the U.S. We may earn additional milestone payments up to $122.0 million in the aggregate, depending on the achievement of certain commercial, regulatory and intellectual property milestones with respect to POSIMIR.

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

Indivior UK Ltd. In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. Under the terms of the agreement with Indivior, we receive quarterly earn-out payments that are based on a single digit percentage of U.S. net sales of PERSERIS into 2026. Indivior commercially launched PERSERIS in the U.S. in February 2019. The agreement contains customary representations, warranties and indemnities of the parties.

ALZET Commercial Product Line

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for IV, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 22,000 scientific references that now exist.

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

We market and sell our ALZET product line through a direct sales force in the U.S. and through a network of distributors outside of the U.S. In March 2024, we announced that we had entered into a co-marketing and collaboration agreement with Charles River Laboratories (“Charles River”) to jointly market and commercialize the ALZET product line to existing and new customers in the pharmaceutical industry and academic laboratories over a multi-year period. Charles River will provide dedicated marketing resources and collaborate with our team to develop and roll out a broad range of sales and marketing initiatives for ALZET. We remain responsible for manufacturing, marketing support, order fulfillment and customer billing.

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

Customers

Our product revenues principally are derived from sales of the ALZET product line to academic and pharmaceutical industry researchers, and from the sale of certain key excipients that are included in POSIMIR, Methydur Sustained Release Capsules, and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with third-party collaborators and earn-out revenue from our patent purchase agreement. In 2023, Indivior accounted for 20% of our total revenue.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in qualified facilities. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of larsucosterol and POSIMIR (now assigned to Innocoll). In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under good manufacturing practice (“GMP”), including larsucosterol dosage forms. In the future, we may develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third-party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California. We manufacture our ALZET product line and certain key components for POSIMIR and Methydur at one of our California facilities.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary molecules and technology, inventions and improvements that are important to the development of our business. As of March 26, 2024, we owned or exclusively in-licensed over 15 unexpired issued U.S. patents and over 165 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 20 pending U.S. patent applications and over 135 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes ten in-licensed patent families and eleven patent families solely owned by us. Eight patent families each include at least one granted patent that could provide protection until at least 2026, 2032, 2033, 2034, 2035, 2037, 2037 and 2037, respectively. The other patent families include pending patent applications, which if granted, could result in patents providing protection until at least 2040 to 2044. Patent terms are potentially subject to terminal disclaimers as well as patent term adjustments and extensions. Of the twenty-one patent families covering larsucosterol and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nineteen have been filed or likely will be filed both in the U.S. and internationally. Since larsucosterol is an endogenous molecule, patent claims directed to larsucosterol compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and nine of the larsucosterol U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by four patent families. Three patent families include granted patents that could provide protection until 2025, 2026 and 2041, respectively. The other patent family includes a pending patent application, which if granted, could result in a patent expiring in 2042. In Europe, POSIMIR is covered by two granted patents with one that could expire in 2025 and one that could expire in 2026. The patent family that could provide protection until at least 2041 has been filed in Europe.

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

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we may need to obtain a license to continue developing or marketing these products. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Litigation or similar proceedings could result in substantial costs to and diversion of effort by us and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

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

Additionally, a product candidate that is being studied for safety and effectiveness in treating serious or life-threatening illnesses and provides meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, for products being considered for accelerated approval, unless otherwise informed by the FDA, the FDA generally requires that all advertising and promotional materials intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing information and marketing expenditures or which require tracking gifts, compensation and other remuneration and items of value provided to physicians, other healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives. Finally, the Physician Self-Referral (“Stark”) Law prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies.

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

Further, the Affordable Care Act has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, the Biden administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the Department of Health and Human Services (“HHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. On June 30, 2023, the Centers for Medicare and Medicaid Services (“CMS”), issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS and HHS will continue to issue and update guidance as these programs are implemented. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 and eliminates the “donut hole” under the Medicare Part D program, both beginning in 2025, by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. In addition, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology (“NIST”) published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. The implementation of government-imposed cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. It is currently unclear how any such challenges and other litigation, and the healthcare reform measures of the current U.S. presidential administration will impact the Affordable Care Act and our business as well as how the IRA will be effectuated.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031 unless additional Congressional action is taken, except for a temporary suspension from May 1, 2020 through March 31, 2022 and limited reductions to 1% from April 1, 2022 through June 30, 2022 due to the COVID-19 pandemic with the 2% payment reduction having resumed on July 1, 2022. Following the resumption of the sequester, under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024.

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

These initiatives, as well as other healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our partners are slow or unable to adapt to new requirements or policies, or if we or our partners are not able to maintain regulatory compliance, our products and product candidates may lose any regulatory approval that may have been obtained, which would reduce the likelihood that we may achieve or sustain profitability, or be able to enter attractive collaboration agreements, which would adversely affect our business.

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

Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. Afimmune Ltd., Alfasigma S.p.A., Akaza Bioscience Ltd., Boehringer Ingelheim International GmbH, Immuron Ltd., Mallinckrodt plc, MedRegen LLC, Novartis Pharma AG, PharmaKing Co. Ltd, Surrozen, Inc., and others have development plans for products to treat AH. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. Our principal executive offices are located at 10240 Bubb Road, Cupertino, California 95014. Our telephone number is (408) 777-1417, and our website address is www.durect.com. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form

10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website to access all of this information is www.sec.gov. Our Code of Ethics can be found on our website.

We also use our website, including the investor relations section of our website, to announce important information about us and other matters in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Information contained on or accessible through our website is not a part of this report, and all website addresses in this report are intended to be inactive textual references only.

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

As of March 26, 2024, we had 58 employees, including 26 in research and development, 9 in manufacturing and 23 in selling, general and administrative. At least 24 of our employees have advanced degrees of some sort (e.g., MD, PhD, DVM, JD, MBA). The Company strives for gender diversity and diversity beyond gender throughout the organization. Of our employees, 36% are male and 64% are female. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 26, 2024 are as follows:

Name	Age	Position
James E. Brown, D.V.M.	67	President, Chief Executive Officer and Director
Timothy M. Papp, M.B.A.	48	Chief Financial Officer
Norman L. Sussman, M.D.	71	Chief Medical Officer

James E. Brown, D.V.M., co-founded DURECT in February 1998 and has served as our President, Chief Executive Officer and on our Board of Directors since June 1998. He previously worked at ALZA Corporation as Vice President of Biopharmaceutical and Implant Research and Development from June 1995 to June 1998. Prior to that, Dr. Brown held various positions at Syntex Corporation, a pharmaceutical company, including Director of Business Development from May 1994 to May 1995, Director of Joint Ventures for Discovery Research from April 1992 to May 1995, and held a number of positions including Program Director for Syntex Research and Development from October 1985 to March 1992. Dr. Brown holds a B.A. from San Jose State University and a D.V.M. (Doctor of Veterinary Medicine) from the University of California, Davis where he also conducted post-graduate work in pharmacology and toxicology.

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

29

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
•
Safety data and indications of activity from completed Phase 1 and 2 clinical trials of larsucosterol may not predict safety, activity or therapeutic efficacy in future trials
•
Future clinical trials for larsucosterol may be delayed and may not demonstrate efficacy or safety
•
The FDA’s Fast Track Designation of larsucosterol may not lead to a faster development or regulatory review or approval
•
Open-label trials of larsucosterol in MASH and AH have inherent limitations
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
•
For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over their development, sales, distribution, disclosure, regulatory strategy or potential commercialization
•
Our business strategy includes relying on third parties to support development, clinical trials, manufacturing and commercialization of product candidates
•
Cancellation of third-party collaborations may adversely affect potential economic benefits
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
•
As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act and, consequently, some investors may find our common stock less attractive
•
If we are unable to protect, maintain or enforce our intellectual property rights or secure rights to third-party intellectual property, or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us
•
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed
•
The markets for our pharmaceutical products, product candidates and for our ALZET product line are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to establish, maintain or grow our business and remain competitive
•
Our relationships with physicians, patients and third-party payers are subject to anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings
•
We could be exposed to significant product liability claims and we are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm
•
Healthcare reform measures could hinder or prevent our product candidates’ commercial success
•
Market acceptance of, and market opportunity for, our products or product candidates is uncertain, and failure to achieve market acceptance or adequate reimbursement from third-party payers will delay our ability to generate or grow revenues
•
Inability to train physicians to use our products may prevent market acceptance of our products
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

We are dependent on the success of larsucosterol and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of larsucosterol, which has completed multiple clinical trials, including a Phase 2b clinical trial (AHFIRM) in patients with severe AH, topline results of which were announced in November 2023. The AHFIRM trial did not achieve the primary endpoint of a statistically significant difference in 90-day mortality or liver transplant for each dose of larsucosterol versus placebo. Accordingly, future clinical trials may be required to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support regulatory approval. We are communicating with the FDA about the next steps for the development of larsucosterol for AH, including the size and design of the Phase 3 clinical trial, the specific primary and secondary endpoints for the clinical trial, inclusion and exclusion criteria, duration of follow up, size of the safety databases, statistical analysis plans and other matters. There is no assurance that future clinical trials will establish efficacy of larsucosterol to treat AH or will not result in unanticipated side effects. If larsucosterol fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon development of larsucosterol, which would materially harm our business.

Larsucosterol may not be eligible to receive regulatory approval from the FDA or other regulatory agencies and begin commercialization for a number of years, if ever. This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for larsucosterol. If we are unable to reach an agreement with the FDA or other regulatory agencies regarding the development of larsucosterol, including the trial design for a Phase 3 clinical trial in AH for larsucosterol’s clinical development, we may curtail, limit or discontinue our development activities for this product candidate. Even if we ultimately receive regulatory approval for larsucosterol, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the future availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other treatments. The success of larsucosterol may also be limited by the prevalence and severity of any adverse side effects, including mortality.

The FDA or other regulatory agencies may require more information or clinical studies for our product candidates, and our product candidates may never be approved

The AHFIRM trial did not achieve the primary endpoint of a statistically significant difference in 90-day mortality or liver transplant for each dose of larsucosterol versus placebo. The failure to adequately demonstrate the safety and effectiveness of larsucosterol to the satisfaction of the FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of larsucosterol. Future clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for larsucosterol or may require such significant numbers of patients or additional costs to make it impractical to satisfy the regulatory agency’s requirements, and thus larsucosterol may not be approved for marketing. During the review process, the FDA or other regulatory agencies may request additional information regarding the efficacy or safety of larsucosterol and providing such additional information could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead our Company to abandon the development of larsucosterol. Additionally, the FDA, or other regulatory agencies, may also request more information regarding the chemistry, manufacturing or controls related to larsucosterol, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of larsucosterol. Even if larsucosterol receives FDA or other regulatory agency approval, the regulatory agency may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a Risk Evaluation and Mitigation Strategy program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to conduct the research, development, manufacturing and clinical testing of larsucosterol.

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or license or otherwise monetize our assets. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development of larsucosterol and in generating revenue.

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

We contract with third parties for the manufacture of larsucosterol and expect to continue to do so for any required additional clinical trials as well as the commercialization of larsucosterol. Our reliance on third parties increases the risk that submissions for regulatory approval of larsucosterol may be delayed or that we will not have sufficient quantities of larsucosterol available at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts of larsucosterol

We currently rely on third-party contractors to manufacture, package, label and distribute clinical supplies of injectable larsucosterol, and we expect to establish supply agreements for commercial quantities of larsucosterol following approval for marketing by applicable regulatory authorities. We also expect to rely on third-party contractors to manufacture larsucosterol for use in future clinical trials. As of the filing date of this Annual Report on Form 10-K, our third-party manufacturer has not established a final process for the commercial supply of injectable larsucosterol and neither we nor our third-party manufacturer have completed stability testing required to submit and obtain regulatory approval for the use of larsucosterol in the treatment of AH. Reliance on third-party contractors entails risks including, but not limited to:

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

Safety data and indications of activity from completed Phase 1 and 2 clinical trials of larsucosterol may not predict safety, activity or therapeutic efficacy in future trials

Safety data and indications of activity from completed Phase 1 and 2 clinical trials of larsucosterol, or from geographic or other subset analyses of the AHFIRM trial, may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that larsucosterol may not demonstrate therapeutic efficacy in subsequent placebo-controlled trials. For example, the AHFIRM trial did not achieve the primary endpoint of a statistically significant difference in 90-day mortality or liver transplant for each dose of larsucosterol versus placebo. The failure of larsucosterol to show efficacy in one indication may negatively affect its perceived value in other indications, and the emergence of safety signals in ongoing or future clinical trials would significantly harm our business.

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report, including the preliminary Phase 2b clinical data for AHFIRM reported in November 2023, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

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

Future clinical trials for larsucosterol may be delayed and may not demonstrate efficacy or safety

Future trials of larsucosterol in patients with AH are subject to potential delays for several reasons, including without limitation:

•
the FDA or other regulatory agencies disagreeing as to the design or implementation of our clinical trials;
•
failure to agree with the FDA or other regulatory agencies regarding the trial design, including without limitation inclusion and exclusion criteria or primary and secondary endpoints;

•
failure to reach, or delays in reaching, an agreement on acceptable terms with prospective contract research organizations ("CROs"), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
failure to obtain institutional review board ("IRB") approval at each site;
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
•
COVID-19, flu or other diseases having an adverse effect on patients’ willingness to participate in a trial;
•
protocol amendments; and
•
the availability of capital to conduct such future trials.

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

Moreover, success in future research, preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any future clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, future non-clinical testing or clinical trials will delay the filing of any future investigational new drug application ("IND") and new drug application ("NDA") with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize any potential drugs and generate product revenues. The results of AHFIRM, including the topline data from our AHFIRM Phase 2b trial, may not be indicative of future results.

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

Open-label trials of larsucosterol in MASH and AH have inherent limitations

Certain previously completed MASH and AH trials of larsucosterol were open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that the patients received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons. Additionally, larger placebo-controlled clinical trials are required to evaluate the safety and efficacy of larsucosterol to treat any indication, including AH and MASH. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of larsucosterol in a statistically significant or clinically meaningful manner.

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
•
clinical trials of our product candidates have in the past and may in the future produce negative or inconclusive results, clinical trial subjects receiving placebo or placebo may experience better than expected outcomes, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
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

We could encounter delays if a clinical trial is delayed, suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, changes in clinical trial design, safety issues or adverse side effects, failure to demonstrate a benefit from using a product, or changes in governmental regulations or administrative actions. We may also delay, suspend or terminate a clinical trial due to a lack of adequate funding to commence or continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs

We purchase larsucosterol from a third-party supplier and we currently have a third-party sole manufacturer for GMP supplies of larsucosterol. The third party supplier is our sole manufacturer of the larsucosterol drug substance and the third party manufacturer is our sole source for the drug product required for development and commercialization of our larsucosterol drug candidate.

The reliance on a sole or limited number of manufacturers and suppliers could result in:

•
an inability to obtain an adequate supply of larsucosterol;
•
delays associated with finding and contracting with a new supplier/manufacturer (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the know-how and technology required to perform the services to the new supplier; and
•
reduced control over pricing, quality and delivery time.

There can be no assurance that we will receive sufficient quantities of larsucosterol to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply or manufacturing could delay development of larsucosterol. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from macroeconomic events, including staffing shortages, raw material shortages, production slowdowns and/or disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have supply agreements in place for certain components of our products and product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated without our consent at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a commercially reasonable quantity, quality, cost and timing. In addition, certain of our suppliers may encounter delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like), products or product candidates, could cause us to seek alternative sources of supply or attempt to manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our products or product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to obtain commercial product supplies or complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. Supply chain disruptions have affected and are likely to continue to affect the manufacturing and shipment of goods globally. Any delay in production or delivery of the components and drug substances used in our products or product candidates for any reason, could adversely impact our business and hinder our growth.

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
•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel or safety precautions imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints, the ability to collect, ship and analyze biological samples from clinical trial patients due to concerns about potential contamination of samples and/or exposure of clinical staff to patients with certain diseases;
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

We have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure to fulfill our obligations under the applicable loan agreements may cause our repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Oxford Finance LLC ("Oxford Finance"), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds were used for working capital and general business requirements.

Following five amendments, we made interest only payments under the amended Loan Agreement until June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears continuing through September 1, 2025, the final maturity date of the term loan. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.75% as of December 31, 2023) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. Any increases in prevailing interest rates could increase our expenses under the Loan Agreement. If we elect to prepay the term loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to our Company as they become due, particularly following the expiration of the interest-only period. Increased payment requirements that started after June 2023 increase our cash expenditures and may eventually require us to raise additional capital or renegotiate or refinance the Loan Agreement. There can be no assurance that additional capital will be available on acceptable terms, if at all, or that we would be able to successfully renegotiate or refinance the Loan Agreement on acceptable terms, if at all.

The Loan Agreement contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, the failure to deliver an unqualified audit report and board approved financial projections within time periods set forth in the Loan Agreement, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our business, operations and financial condition.

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

We do not control the commercialization of POSIMIR, PERSERIS or Methydur

We rely on Innocoll for the commercialization of POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll is responsible for completing post-marketing non-clinical studies and any additional studies required by the FDA, and negative results from these studies could adversely affect commercialization of POSIMIR. Innocoll is also responsible for manufacturing POSIMIR. If Innocoll does not successfully grow POSIMIR sales, the royalty payments we receive under our agreement with them will be limited and we may not receive additional milestone payments from them. Additionally, we rely on Indivior for the commercialization of PERSERIS. There can be no assurance that PERSERIS sales will maintain current levels or grow materially. If Indivior does not successfully grow PERSERIS sales, future earn-out payments we receive under our agreement with them will be limited. Both POSIMIR and PERSERIS are subject to boxed warnings that may make them more difficult to commercialize. Further, we rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of each of these products may be negatively impacted by challenging macroeconomic conditions.

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

We have a history of operating losses, expect to continue to have losses and may never achieve or maintain profitability and we may not successfully manage our Company through varying business cycles

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2023, had an accumulated deficit of approximately $589.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

Our revenues over the last two years are from the ALZET product line, from earn-out payments from Indivior related to sales of PERSERIS, from certain excipient sales, from royalty payments from Orient Pharma related to sales of Methydur in Taiwan, from payments under collaborative research and development agreements with third parties and from milestones and royalties from Innocoll related to POSIMIR. We do not expect that our revenues will exceed our operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our products and product candidates in the near future, do not expect to receive additional milestone payments in the near term or meaningful royalties from POSIMIR until the product achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

Our success will depend on properly sizing our Company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the COVID-19 pandemic, from 2020 to 2022, we required most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only mandatory personnel, implemented social distancing on-site, and closed certain of our offices temporarily. While we have switched to a hybrid remote model, our continued reliance on personnel working remotely makes us more susceptible to reduced productivity, disruptions, delays, and other adverse impacts on our business. In addition, this model could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To mitigate similar future cycles, we may expand or contract our facilities, our operational, financial and management systems and our personnel. If we are unable to manage growth and contractions effectively, our business would be harmed.

Changes in tax law could adversely affect our business and financial condition

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. Many such changes have been made in the past and changes are likely to continue to occur in the future. For example, on March 11, 2021, President Biden signed into law the “American Rescue Plan Act”, which included extenders to the refundable employee retention credit under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and limitations to executive compensation effective for tax years beginning after 2026. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

The failure by us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our products and product candidates will hurt our business, prospects, financial results and may impact our access to capital.

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

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients within a reasonable period of time. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for larsucosterol if we are unable to sign and maintain sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be enrolled in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

Changes in tax law could adversely affect our business and financial condition

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. Many such changes have been made in the past and changes are likely to continue to occur in the future. For example, on March 11, 2021, President Biden signed into law the “American Rescue Plan Act”, which included extenders to the refundable employee retention credit under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and limitations to executive compensation effective for tax years beginning after 2026. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

The failure by us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our products and product candidates will hurt our business, prospects, financial results and may impact our access to capital.

Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported earnings

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.2 million at December 31, 2023. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2023 and determined that goodwill was not impaired as of December 31, 2023. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products and product candidates in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may expire prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health pandemics.

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

Risks Related to Our Intellectual Property

If we are unable to protect, maintain or enforce our intellectual property rights or secure rights to third-party intellectual property, or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us

Our ability to commercially exploit our products will depend significantly on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There can be no assurance that the pending patent applications will be granted, and if granted, they may fail to result in issued patents with claims that cover our product candidates or technologies.

As of March 26, 2024, we owned or exclusively in-licensed over 15 unexpired issued U.S. patents and over 165 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 20 pending U.S. patent applications and over 135 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to certain of these patent families.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Even if patents have been issued, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to certain of these patent families. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. Moreover, patents have a limited lifespan. In the United States and in many other countries, the natural expiration of a patent is generally 20 years after it is filed, and once any patents covering a product expire, generic competitors may enter the market. We may not be able to protect our intellectual property rights throughout the world. Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law, if at all. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us will be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may be subject to claims challenging the inventorship of our patents and other intellectual property

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in premature abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our product candidates, which would have a material adverse effect on our business.

We may be involved in lawsuits and other legal proceedings to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.Any such adverse result or determination could have a material adverse effect on our business.

Competitors may infringe our issued patents or any patents issued as a result of our pending or future patent applications. We may have to resort to litigation or arbitration to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may be unsuccessful. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products. In addition, in some circumstances our collaborators have the first right to enforce our patents against third party infringers, and such collaborators may not enforce such claims adequately or successfully or in the manner that we would do ourselves. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and, even if resolved in our favor, are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may be sued by third parties claiming that our products or product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of biopharmaceutical patents

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates, and there may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and technologies. We or our collaborators may be exposed to future litigation by third parties based on claims that our products, product candidates or activities infringe the intellectual property rights of others. We may also be subject to claims asserting that we, our collaborators, our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property. These risks are exacerbated by the fact that the validity and breadth of claims covered in medical technology, pharmaceutical and biotechnology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation and business prospects. We also may not have sufficient funds to litigate, particularly against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third-party intellectual property rights, and such collaborators may not defend against such claims adequately or successfully or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. Afimmune Ltd., Alfasigma S.p.A., Akaza Bioscience Ltd., Boehringer Ingelheim International GmbH, Immuron Ltd., Mallinckrodt plc, MedRegen LLC, Novartis Pharma AG, PharmaKing Co. Ltd, Surrozen, Inc., and others have development plans for products to treat AH.

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
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payers, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts; and
•
HIPPA and other state and foreign laws governing the privacy and security of health information or other personal information, such as the European Union General Data Protection Regulation ("GDPR") (EU 2016/679), which require limitations regarding access and use of certain personal and health information.

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

Risks related to actions on trade by the U.S. and foreign governments could adversely affect our Company's results of operations and financial condition

Changes in U.S. trade policy have resulted in, and could continue to result in, one or more U.S. trading partners adopting responsive trade policy or tariffs making it more difficult or costly for us to export our products to those countries. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries. These measures could result in increased costs for goods imported into the United States. A potential resulting trade war could have a significant adverse effect on world trade and the world economy. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past, including as recently as December 21, 2023, we received written notifications from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days (the “Minimum Closing Bid Price Requirement”), our shares no longer complied with the Minimum Closing Bid Price Requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules. Each time, we were given a period of 180 days from the date of the notification and in one case an extra 180-day period to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

If our shares again no longer comply with the Minimum Closing Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and we do not regain compliance with the Minimum Closing Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. For example, we implemented such a strategy to regain compliance with the Minimum Closing Bid Price Requirement when we completed a 1-for-10 reverse stock split in December 2022. We could also appeal Nasdaq’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

There can be no assurance that we will regain compliance with the requirements for listing our common stock on the Nasdaq Capital Market. Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford, entitling Oxford to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be as favorable to our Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other actions. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Additionally, there can be no assurance that a reverse stock split would result in a per-share market price that will maintain compliance with the Minimum Closing Bid Price Requirement, that will attract institutional investors or investment funds or that such share price will satisfy investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock could decline. Further, if the market price of our common stock declines, the percentage decline may be greater than would have occurred in the absence of a reverse stock split.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In July 2021, we filed the 2021 Registration Statement to sell up to $250 million of securities from time to time in one or more public offerings, including up to $75.0 million of shares of common stock through the 2021 Sales Agreement. Any sales in the public market of our common stock, under the 2021 Sales Agreement, in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In 2023, we raised net proceeds (net of commissions) of approximately $1.6 million from the sale of our common stock in the open market under the 2021 Sales Agreement. In February and March 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement. As of March 26, 2024, we had up to $222.7 million of our securities available for sale under the 2021 Registration Statement, of which $72.7 million of our common stock are available pursuant to the 2021 Sales Agreement. On February 3, 2023, we consummated a registered direct financing pursuant to which we sold an aggregate of 1,700,000 shares of our common stock, pre-funded warrants to purchase up to 300,000 shares of our common stock and common warrants to purchase up to 2,000,000 shares of our common stock. Each share of common stock and accompanying common warrant and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $5.00 per share and accompanying warrant or, in the case of pre-funded warrants, $4.99999 per pre-funded warrant and accompanying common warrant. Additionally, on July 19, 2023, we consummated a registered direct financing pursuant to which we sold an aggregate of 2,991,027 shares of our common stock and common warrants to purchase up to 2,991,027 shares of our common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $5.015 per share and accompanying warrant. Investors have in the past and could in the future experience substantial dilution of their investment as a result of subsequent exercises of the outstanding warrants.

In addition, as of December 31, 2023, 885,208 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $9.37 per share, 4,128,259 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 55,667 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. At December 31, 2023, we had 150,000,000 authorized shares of common stock and, as such, we have the ability to issue significantly more shares and options in the future, which would result in substantial dilution to our stockholders, including investors in this offering.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy:

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•
We conduct regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K. Disaster Recovery is tested using various methods such as recovery exercises to simulate a response to a cybersecurity incident, and we use the findings to improve our security, processes, procedures and technologies.
•
Regular cybersecurity training programs are in place for employees, management and directors. In addition, we conduct annual customer data handling and use requirements training for all employees.
•
We compare our processes to standards set by the NIST.
•
Incident handling incorporates the NIST incident handling framework to develop our cybersecurity response procedures and to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident.
•
We routinely identify and filter out potential threats through threat intelligence processes, attack signatures, and geographic IP filtering.
•
We closely monitor emerging data protection laws such as GDPR and carefully implement changes to our processes when required for compliance.
•
We conduct regular phishing email simulations for all employees to enhance awareness and responsiveness to such possible threats.
•
Through policy, practice and contract (as applicable), we require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care.
•
We maintain cybersecurity insurance coverage.

Our process for identifying and assessing material risks from cybersecurity threats incorporates a risk matrix for identifying risk levels for interconnected systems. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

As part of the above approach and processes, we regularly engage with assessors, consultants and other third-parties to review various parts of our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

Our processes also address oversight and identification of cybersecurity threat risks from our use of third-party service providers, including those in our supply chain. This involves, among other things, conducting pre-engagement risk-based diligence, implementing contractual security and notification provisions, and ongoing monitoring as needed.

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

In the last two fiscal years, we have experienced no material cybersecurity incidents, and the expenses we have incurred from any cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance:

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors (our “Board” or “Board of Directors”) and management.

The audit committee of our Board (the "Audit Committee") is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, Audit Committee members generally receive materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing our ability to mitigate those risks, and discusses such matters with our Executive Director of IT. Members of the Audit Committee and the full Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Materials of our cybersecurity threat risk management and strategy processes are also periodically reviewed with the full Board.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Executive Director of IT. This individual has over 25 years of prior work experience in various roles involving: managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and developing and implementing IT change control policies and procedures, as well as holds several relevant degrees and certifications, including a master’s degree in Computer Information Systems, Certified in Security+, and has completed extensive cybersecurity training and testing in: Certified Professional Hacker (EMC White Hat Training), ISC2 Certified Information Systems Security Professional (CISSP) Training, and NIST Framework Development and Deployment.

Our Executive Director of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

As discussed above, our Executive Director of IT reports to our CEO and informs the members of the Audit Committee and the full Board about cybersecurity threat risks, among other cybersecurity related matters. All executives attend cybersecurity training annually.

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

We believe that our existing facilities are adequate to meet our current and foreseeable requirements.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “DRRX”.

Holders

As of March 26, 2024, there were approximately 71 holders of record of shares of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2023 and 2022 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Annual Report on Form 10-K. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report on Form 10-K or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, but are not limited to, statements about:

•
the clinical trial plans and timelines for larsucosterol;
•
potential uses and benefits of larsucosterol to treat alcohol-associated hepatitis (“AH”), non-alcoholic steatohepatitis, or other conditions;
•
the results and timing of clinical trials;
•
the likelihood of future clinical trial results of larsucosterol being positive with statistical significance and/or similar to results from previous trials, the possible commencement of future clinical trials;
•
our communication with the FDA regarding next steps for the development of larsucosterol, including the trial design for a Phase 3 clinical trial in AH;
•
our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•
the potential benefits and uses of our products and product candidates, including larsucosterol and POSIMIR;
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

This discussion and analysis generally addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023, which is available free of charge on the SEC’s website at www.sec.gov and the investor relations section of our website at www.durect.com/investors/sec-filings/. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein. Throughout this section, references to number of shares, stock price and exercise price have generally been conformed to reflect the effects of the Company’s 1-for-10 reverse stock split, effective December 5, 2022, unless otherwise specified herein.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events ("TEAEs") in the larsucosterol arms compared with placebo. We are in ongoing communications with the FDA regarding next steps for the development of larsucosterol, including the trial design for a pivotal Phase 3 clinical trial in AH. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR® that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which the Company granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In September 2022, Innocoll launched POSIMIR in the U.S.

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS®(risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan. We also manufacture and sell ALZET® osmotic pumps used in laboratory research.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER®, ORADUR™ and ALZET® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at

www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenue consists of three broad categories: (a) the recognition of upfront license payments over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, (c) milestone payments in connection with our collaborative agreements and (d) royalties and earn-out payments from our agreements with third parties. During the last three years, we generated collaborative research and development revenues from collaborative agreements with Innocoll and others.

Product Revenue

We also currently generate product revenue from the sale of two product lines:

•
ALZET® osmotic pumps which are used for animal research; and
•
certain key excipients that are included in Methydur and one excipient that is included in POSIMIR and in a marketed animal health product.

Because we consider our core business to be developing and commercializing pharmaceuticals, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenues related to collaborative research and development by entering into new collaborations.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2023, we had an accumulated deficit of $589.0 million. Our net losses were $27.6 million and $35.3 million for the years ended December 31, 2023 and 2022, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in 2024 compared to 2023 as we have completed the AHFIRM trial and are evaluating our research and development spending plans. We expect our selling, general and administrative expenses to decrease in 2024 compared to 2023 due to lower patent expenses and lower employee expenses in 2024. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We believe that the most significant accounting estimates and assumptions relate to revenue recognition, prepaid and accrued clinical costs, prepaid and accrued manufacturing costs, and valuation of warrant liabilities. We base our estimates on historical experience, current circumstances and various other assumptions that our management believes to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the critical accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

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

Product Returns: Consistent with industry practice, we generally offer customers a limited right of return for products that have been purchased from us. We estimate the amount of our product sales that are probable of being returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities primarily using our own historical sales information. We expect product returns to be minimal.

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

Common Stock Warrants

We review the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, we may issue freestanding options and warrants.

We account for our common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, we account for common stock warrants and pre-funded warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants and pre-funded warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the statements of operations.

We value our pre-funded warrants and common stock warrants classified as liabilities using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model.

Results of Operations

Comparison of years ended December 31, 2023 and 2022

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

	Year ended December 31,
	2023	2022
Collaborator/Counterparty
Innocoll (1)	$7	$10,015
Other (2)	2,270	3,189
Total collaborative research and development and other revenue	$2,277	$13,204

(1)
In the twelve months ended December 31, 2022, we recognized $8.0 million of patent milestone revenue and $2.0 million of first commercial sale milestone revenue under the Innocoll Agreement. See Note 2 "Strategic Agreements" - "Agreement with Innocoll" to our financial statements for further information regarding the Innocoll Agreement.
(2)
Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

The decrease in collaborative research and development and other revenue in 2023 compared with 2022 was primarily due to lower revenue recognized from the Innocoll Agreement and feasibility agreements with other companies.

As of December 31, 2023, we had potential milestones of up to $122.0 million that we may receive in the future under our collaborative arrangements, of which $10.0 million are development-based milestones, $2.0 million are patent-based milestones and $110.0 million are sales-based milestones. Within the category of development-based milestones, $10.0 million are related to regulatory approvals. In January 2023, we received a $2.0 million sales-based milestone payment that was achieved and recognized in September 2022 for the first commercial sale of POSIMIR by Innocoll.

Product revenue, net

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line, and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $6.3 million and $6.1 million in 2023 and 2022, respectively.

The increase in product revenues in 2023 was primarily attributable to higher product revenue related to the sale of excipients that are included in Methydur, partially offset by lower revenue from our ALZET osmotic pump product line as a result of lower units sold compared to 2022.

Operating Expenses

Cost of product revenues

Cost of product revenues includes the cost of product revenue from our ALZET product line, and certain excipients that are included in POSIMIR, Methydur and a marketed animal health product. Cost of product revenues was $1.7 million and $1.6 million in 2023 and 2022, respectively.

The increase in cost of product revenues in 2023 was primarily attributable to higher cost of goods sold related to certain excipients that are included in Methydur, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold compared with 2022.

Stock-based compensation related to cost of product revenues was $17,000 and $20,000 in 2023 and 2022, respectively.

As of December 31, 2023, we had 9 manufacturing employees compared with 10 as of December 31, 2022.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $29.4 million and $36.9 million in 2023 and 2022, respectively. Stock-based compensation recognized related to research and development personnel was $1.2 million in each of 2023 and 2022.

Research and development expenses decreased by approximately $7.5 million in 2023 compared to 2022. The decrease in 2023 was primarily attributable to lower research and development costs associated with larsucosterol and the depot injectable programs, partially offset by higher research and development costs associated with other research programs compared to 2022, as more fully discussed below. We expect our research and development expenses to decrease in 2024 compared to 2023 as we have completed the AHFIRM trial and are evaluating our research and development spending plans.

Research and development expenses associated with our major development programs were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Larsucosterol	$26,246	$34,048
Depot injectable programs	320	1,588
Other	2,785	1,226
Total research and development expenses	$29,351	$36,862

Larsucosterol

Our research and development expenses for larsucosterol decreased to $26.2 million in 2023 from $34.0 million in 2022, primarily due to lower clinical trial related expenses as we substantially completed the AHFIRM trial, and experienced lower contract manufacturing expenses and lower employee-related costs for this drug candidate compared with 2022.

Depot injectable programs

Our research and development expenses for depot injectable programs decreased to $320,000 in 2023 from $1.6 million in 2022 primarily due to lower employee-related costs and lower outside expenses for these programs.

Other DURECT research programs

Our research and development expenses for all other research activities increased to $2.8 million in 2023 from $1.2 million in 2022, primarily due to higher employee-related costs and higher outside expenses associated with these programs compared with 2022.

As of December 31, 2023 and 2022, we had 27 and 42 research and development employees, respectively.

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

Selling, general and administrative

Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing (including sales and marketing expenses for our ALZET product line) and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $14.4 million and $15.9 million in 2023 and 2022, respectively. Selling, general and administrative expenses decreased by $1.5 million in 2023 compared to 2022, primarily due to lower patent expenses as well as lower employee expenses in 2023 compared with 2022. Stock-based compensation recognized related to selling, general and administrative personnel was $1.4 million and $1.2 million in 2023 and 2022, respectively. We expect our selling, general and administrative expenses to decrease in 2024 compared to 2023 due to lower patent expenses and lower employee expenses in 2024.

As of December 31, 2023 and 2022, we had 23 and 26 selling, general and administrative personnel, respectively.

Other Income (Expense)

Interest and other income

Interest and other income were $2.1 million in both 2023 and 2022, respectively. Excluding a $1.25 million settlement payment received from a former collaborator in 2022, interest and other income in 2023 was higher than 2022 as a result of higher interest rates associated with our cash and investments in 2023 compared with 2022.

Interest expense

Interest expense was $2.8 million and $2.4 million in 2023 and 2022, respectively. The increase in interest expense in 2023 compared to 2022 was primarily due to higher interest rates associated with the term loan with Oxford Finance in 2023 compared to 2022.

Change in fair value of warrant liabilities

The fair value of warrant liabilities was $1.2 million and zero at December 31, 2023 and 2022, respectively. The change in fair value of warrant liabilities during the year ended December 31, 2023 was comprised of a non-cash gain of $1.6 million for the pre-funded warrants issued in February 2023, a non-cash gain of $7.2 million for the common warrants issued in February 2023 and a non-cash gain of $4.9 million for the common warrants issued in July 2023. There were no warrants issued during the year ended December 31, 2022.

Issuance cost for warrants

The issuance cost for warrants was $1.6 million and zero during the year ended December 31, 2023 and 2022, respectively. The issuance cost for warrants during the year ended December 31, 2023 was comprised of $1.2 million for the warrants issued in February 2023 and $427,000 for the common warrants issued in July 2023.

Loss on issuance of warrants

Loss on issuance of warrants was $2.0 million and zero during the year ended December 31, 2023 and 2022, respectively. The loss on issuance of warrants during the year ended December 31, 2023 was comprised of $2.0 million for the warrants issued in February 2023.

Income Taxes

As of December 31, 2023, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $312.6 million, of which approximately $224.0 million will expire in the years 2024 through 2037, and approximately $88.6 million will not expire under current tax laws. As of December 31, 2022, we had federal research and development tax credits of approximately $19.0 million, which expire at various dates beginning in 2024 through 2043, if not utilized. As of December 31, 2023, we had NOL carryforwards for state income tax purposes of approximately $266.2 million, which expire in the years 2024 through 2043, and state research and development tax credits of approximately $18.5 million, which do not expire under current tax laws. Utilization of the NOLs may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of NOLs and credits before utilization.

As of December 31, 2023 and 2022, we had net deferred tax assets of $123.4 million and $117.6 million, respectively. Deferred tax assets reflect the net tax effects of NOLs and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2023 and 2022. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change is defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 1.9 million shares of our common stock. We also issued approximately 440,000 shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013, April 2016, June 2019 and February 2021, we completed underwritten public offerings in which we sold an aggregate of approximately 1.4 million, 820,000, 1.4 million, 2.9 million and 2.0 million shares, respectively, of our common stock pursuant to effective registration statements. In 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, we issued approximately 520,000, 890,000, 960,000, 230,000, 530,000, 95,000, 3,000 and 1.6 million shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. In 2023, we completed two registered direct offerings by selling an aggregate of approximately 4.7 million shares of common stock and accompanying warrants to purchase an aggregate of approximately 5.3 million shares of common stock. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 2000 to 2023 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

Since our inception in 1998, we have generally had a history of operating losses and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We had cash, cash equivalents and investments totaling $29.8 million at December 31, 2023, which includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2023 as compared to cash, cash equivalents and investments totaling $43.6 million at December 31, 2022. At December 31, 2023, we had an accumulated deficit of $589.0 million.

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

Cash Flows

We used $34.4 million and $26.3 million of cash in operating activities in the years ended December 31, 2023 and 2022, respectively. Our cash provided by or used in operating activities differs from our net loss in part due to the timing and recognition of upfront payments under collaborative agreements. Depending on the nature of the upfront payments received upon execution of collaborative agreements, which can either be recognized as revenue upfront in full or primarily recorded as deferred revenue and generally recognized over the period using a basis that best reflects the satisfaction of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The increase in cash used in operating activities in 2023 compared to 2022 was primarily due to lower payments from our collaborators in 2023. We received approximately $2.0 million and $13.3 million under the agreement with Innocoll in 2023 and 2022, respectively. The cash used in operations was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, accounts payable and accrued liabilities.

We used $1.2 million of cash from investing activities and generated $19.8 million of cash from investing activities in the years ended December 31, 2023 and 2022, respectively. The decrease in cash generated from investing activities in 2023 was primarily due to a decrease in proceeds from maturities of available-for-sale securities, partially offset by an increase in purchases of available-for-sale securities in 2023 compared with 2022.

We generated $20.5 million and $83,000 of cash from financing activities in the years ended December 31, 2023 and 2022, respectively. The increase in cash provided by financing activities in 2023 was primarily due to cash proceeds received from the registered direct offerings that were completed in February 2023 and in July 2023 and from the sale of our common stock in the open market under the 2021 Sales Agreement, partially offset by principal payments on the term loan with Oxford Finance LLC ("Oxford Finance").

Shelf Registration Statement

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, terminated our registration statement filed in August 2018 (File No. 333-226518) and allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to the 2021 Sales Agreement. The 2021 Sales Agreement replaced a prior 2015 Sales Agreement.

In 2023, we raised net proceeds (net of commissions) of approximately $1.6 million from the sale of our common stock in the open market under the 2021 Sales Agreement. From February 1, 2024 to March 26, 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

As of March 26, 2024, we had up to $222.7 million of our securities available for sale under the 2021 Registration Statement, of which $72.7 million of our common stock are available pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance LLC ("Oxford Finance"), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds were used for working capital and general business requirements. Following five amendments, we made interest only payments under the amended Loan Agreement until June 1, 2023, and are making consecutive monthly payments of principal and interest in arrears to be paid through September 1, 2025, the final maturity date of the term loan. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.75% as of December 31, 2023) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the term loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was reclassified to current liabilities from non-current liabilities on our balance sheet as of December 31, 2023 and December 31, 2022 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement.

Going Concern

As of December 31, 2023, we had approximately $29.8 million in cash, cash equivalents and investments. In 2023, we received approximately $22.7 million in net proceeds (net of placement agent fees and other offering expenses) from two registered direct offerings and we raised net proceeds (net of commissions) of approximately $1.6 million from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will decrease in the near term. In 2023, there were no significant changes in our commercial commitments and contractual obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2024	2025	2026 and thereafter	Total
Term loan (1)	$8,571	$8,429	$—	$17,000
Operating lease obligations	1,483	1,401	2,102	4,986
Total contractual cash obligations	$10,054	$9,830	$2,102	$21,986

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

As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2023, 95% of our investment portfolio was composed of investments maturing less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2023 by year of maturity (dollars in thousands):

2024
Cash equivalents:
Fixed rate	$951
Average fixed rate	5.26%
Variable rate	$23,602
Average variable rate	5.61%
Short-term investments:
Fixed rate	$1,280
Average fixed rate	5.46%
Restricted investments:
Fixed rate	$150
Average fixed rate	0.11%
Total investment securities	$25,983
Average rate	5.33%

As of December 31, 2023, the fair value of our term loan was estimated to be $16.7 million. The Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.75% as of December 31, 2023) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

Item 8. Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DURECT Corporation (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as well as negative cash flows from operating activities and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued clinical costs
Description of the Matter

At December 31, 2023, the Company had $1,578 thousand in accrued clinical costs. As described in Note 1 of the financial statements, the Company incurs significant costs associated with third-party service providers for its clinical trials. The Company is required to estimate periodically the cost of services rendered but unbilled. Estimates are determined each reporting period by reviewing the terms and conditions of the underlying contracts, reviewing open purchase orders and by having detailed discussions with internal clinical personnel and third-party service providers as to the nature and status of the services performed in relation to amounts billed. The costs for unbilled services are estimated by applying the rates and fees applicable in the underlying contracts.

Auditing management’s accounting for accrued clinical costs was especially challenging as evaluating the nature and status of the services performed under the Company’s clinical agreements in relation to amounts billed was dependent upon the accumulation of a high volume of information from internal clinical personnel and third-party service providers.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, obtaining an understanding of accrued clinical costs by performing a fluctuation analysis over the accrued clinical costs, gaining an understanding of key movements against our expectations, reviewing significant agreements in place with the Company’s third-party clinical service providers, performing inquiries with management to verify the nature and status of the services performed, confirming applicable information directly with third-party clinical service providers, including: total amounts invoiced during the year, estimated unbilled amounts, unpaid amounts, patient enrollment status for clinical sites at December 31, 2023 and the terms and conditions of the underlying contracts. Our procedures also included vouching significant accrued clinical costs at December 31, 2023 to subsequent cash disbursements and tracing a sample of subsequent cash disbursements to related invoices received by the Company to verify whether they were appropriately included or excluded from the accrued clinical costs balance.

Initial accounting for the February 2023 pre-funded and common warrants
Description of the Matter

As described in Note 9 to the financial statements, in February 2023, the Company issued pre-funded warrants to purchase 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in connection with a securities purchase agreement. The pre-funded and common warrants were accounted for as current liabilities on the balance sheet based on their estimated fair values of $1.7 million and $10.3 million as of February 8, 2023 (i.e., the issuance date), respectively. The Company calculated the initial estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model and the initial estimated fair value of the common warrants using a Monte Carlo simulation model.

Auditing the Company’s initial accounting and valuation for the February 2023 pre-funded and common warrants was especially challenging with respect to the evaluation of the terms and conditions of the securities purchase agreement in relation to the applicable accounting guidance, as well as the reasonableness of management’s methodologies and related assumptions for the estimation of the initial fair value of the pre-funded and common warrants, including the likelihood of achieving certain clinical events and related impact on the Company's common stock price.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, reviewing the related securities purchase agreement, assessing management’s application of the appropriate accounting guidance, such as the determination that both the pre-funded and common warrants were required to be presented as current liabilities on the Company’s balance sheet, and evaluating the Company's use of appropriate valuation methodologies with support from a valuation specialist. Our audit procedures over the most significant assumptions, including the likelihood of achieving certain clinical events and related impact on the Company's common stock price, involved performing a sensitivity analysis to assess the impact of changes on the estimated fair value and comparing the assumptions to external industry data.

We have served as the Company’s auditor since 1998.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 28, 2024

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2023	2022
A S S E T S
Current assets:
Cash and cash equivalents	$28,400	$43,483
Short-term investments	1,280	—
Accounts receivable (net of allowances of $20 at December 31, 2023 and $21 at December 31, 2022)	1,261	3,423
Inventories, net	2,219	2,113
Prepaid expenses and other current assets	1,511	2,375
Total current assets	34,671	51,394
Property and equipment, net	91	188
Operating lease right-of-use assets	3,980	1,943
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	128	256
Total assets	$45,189	$60,100
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,777	$3,106
Accrued liabilities	5,966	7,896
Term loan, current portion, net	16,663	21,170
Operating lease liabilities, current portion	1,381	1,832
Warrant liabilities	1,224	—
Total current liabilities	27,011	34,004
Operating lease liabilities, non-current portion	2,702	260
Other long-term liabilities	693	851
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at December 31, 2023 and 2022, respectively; 30,334 and 22,785 shares issued and outstanding at December 31, 2023 and 2022, respectively	23	23
Additional paid-in capital	603,780	586,357
Accumulated other comprehensive loss	(14)	(13)
Accumulated deficit	(589,006)	(561,382)
Stockholders’ equity	14,783	24,985
Total liabilities and stockholders’ equity	$45,189	$60,100

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Collaborative research and development and other revenue	$2,277	$13,204	$6,331
Product revenue, net	6,271	6,079	7,646
Total revenues	8,548	19,283	13,977
Operating expenses:
Cost of product revenues	1,717	1,588	1,955
Research and development	29,351	36,862	31,846
Selling, general and administrative	14,364	15,915	14,449
Total operating expenses	45,432	54,365	48,250
Loss from operations	(36,884)	(35,082)	(34,273)
Other income (expense):
Interest and other income	2,129	2,148	156
Interest and other expenses	(2,792)	(2,399)	(2,148)
Change in fair value of warrant liabilities	13,583	—	—
Issuance cost for warrants	(1,627)	—	—
Loss on issuance of warrants	(2,033)	—	—
Other income (expense), net	9,260	(251)	(1,992)
Net loss	(27,624)	(35,333)	(36,265)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	(1)	(3)	(5)
Total comprehensive loss	$(27,625)	$(35,336)	$(36,270)

Net loss per share
Basic	$(1.05)	$(1.55)	$(1.61)
Diluted	$(1.20)	$(1.55)	$(1.61)

Weighted-average shares used in computing net loss per share
Basic	26,256	22,777	22,505
Diluted	26,520	22,777	22,505

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2020	20,353	$20	$529,884	$(5)	$(489,784)	$40,115
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	283	1	3,586	—	—	3,587
Issuance of common stock upon equity financings, net of issuance costs of $395	2,132	2	47,658	—	—	47,660
Stock-based compensation expense from stock options and ESPP shares	—	—	2,690	—	—	2,690
Net loss	—	—	—	—	(36,265)	(36,265)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Balance at December 31, 2021	22,768	$23	$583,818	$(10)	$(526,049)	$57,782
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	14	—	59	—	—	59
Issuance of common stock upon equity financings, net of issuance costs of $0	3	—	25	—	—	25
Stock-based compensation expense from stock options and ESPP shares	—	—	2,455	—	—	2,455
Net loss	—	—	—	—	(35,333)	(35,333)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	11	—	34	—	—	34
Issuance of common stock in the February 2023 registered direct offering	1,700	—	—	—	—	—
Issuance of common stock in the July 2023 registered direct offering, net of issuance costs of $673	2,991	—	8,540	—	—	8,540
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $32	1,623	—	1,564	—	—	1,564
Issuance of common stock upon warrant exercises	1,224	—	3,013	—	—	3,013
Stock-based compensation expense from stock options and ESPP shares	—	—	4,272	—	—	4,272
Net loss	—	—	—	—	(27,624)	(27,624)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(27,624)	$(35,333)	$(36,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on sale of equipment	112	—	(11)
Depreciation and accretion	31	119	288
Stock-based compensation	2,538	2,457	2,688
Amortization of debt issuance cost	439	479	451
Net accretion/amortization on investments	(83)	16	(76)
Changes in operating lease liabilities	(46)	(77)	(22)
Change in fair value of warrant liabilities	(13,583)	—	—
Loss on issuance of warrants	2,033	—	—
Issuance cost for warrants	427	—	—
Changes in assets and liabilities:
Accounts receivable	2,162	3,054	(5,440)
Inventories	(107)	(245)	(4)
Prepaid expenses and other assets	796	1,210	965
Accounts payable	(1,329)	1,795	(367)
Accrued liabilities	(180)	1,155	384
Deferred revenue	—	(910)	98
Total adjustments	(6,790)	9,053	(1,046)
Net cash used in operating activities	(34,414)	(26,280)	(37,311)
Cash flows from investing activities
Purchases of property and equipment	(52)	(111)	(194)
Proceeds from sales of fixed assets	84	—	—
Purchases of available-for-sale securities	(6,198)	—	(52,298)
Proceeds from maturities of available-for-sale securities	5,000	19,947	48,830
Proceeds from sales of available-for-sale securities	—	—	3,994
Net proceeds from sale of LACTEL product line	—	—	14,979
Net cash (used) provided by investing activities	(1,166)	19,836	15,311
Cash flows from financing activities
Payments on equipment financing obligations	(1)	(1)	(2)
Payments on term loan principal	(5,000)	—	—
Net proceeds from issuances of common stock pursuant to the 2018 & 2021 Sales Agreement	1,564	25	47,660
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	34	59	3,587
Proceeds from issuances of warrants and common stock in the February 2023 registered direct offering	10,000	—	—
Net proceeds from issuances of warrants and common stock in the July 2023 registered direct offering	13,900	—	—
Term loan amendment cost	—	—	(713)
Net cash provided by financing activities	20,497	83	50,532
Net (decrease) increase in cash and cash equivalents	(15,083)	(6,361)	28,532
Cash, cash equivalents, and restricted cash, beginning of the period (1)	43,633	49,994	21,462
Cash, cash equivalents, and restricted cash, end of the period (1)	$28,550	$43,633	$49,994
Supplemental disclosure of cash flow information
Cash paid for interest	$2,332	$1,800	$1,617

(1) Includes restricted cash of $150,000 (presented as long-term restricted investments) on the balance sheets at each of December 31, 2023, 2022 and 2021.

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNA methyltransferases ("DNMTs"), epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-associated hepatitis ("AH") patients. Larsucosterol is in clinical development for the potential treatment of AH, for which FDA has granted a Fast Track Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH is also being explored. In addition, POSIMIR® (bupivacaine solution) for infiltration use, a non-opioid analgesic utilizing the innovative SABER® platform technology, is FDA-approved and has been exclusively licensed to Innocoll Pharmaceuticals for commercialization in the United States. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of the accompanying Financial Statements conforms to U.S. GAAP, which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, the period of performance, identification of performance obligations and evaluation of milestones with respect to our collaborations, the amounts of revenues, recoverability of inventory, certain accrued liabilities including accrued clinical costs, asset retirement obligations, and valuation of warrant liabilities. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Liquidity and Need to Raise Additional Capital

As of December 31, 2023, the Company had an accumulated deficit of $589.0 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 8, the Company classified the remaining balance of its term loan as a current liability on the Company’s balance sheet as of December 31, 2023 due to the timing of repayment obligations and due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Customer and Product Line Concentrations

Revenue from the sale of products from the ALZET product line accounted for 70%, 31% and 46% of total revenue for 2023, 2022 and 2021, respectively. Indivior accounted for 20% of the Company's total revenue for 2023 and Innocoll accounted for 52% and 37% of the Company’s total revenue for 2022 and 2021, respectively.

Total revenue by geographic region for the years 2023, 2022 and 2021 are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$4,617	$5,447	$5,690
Europe	2,300	11,791	6,630
Japan	559	1,488	1,015
Others	1,072	557	642
Total	$8,548	$19,283	$13,977

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

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$165	$168
Work in-process	1,164	1,151
Finished goods	890	794
Total inventories	$2,219	$2,113

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

If an indicator of impairment is present for any long-lived asset, the Company is required to determine whether the undiscounted future cash flows from the long-lived asset is less than its carrying amount. If so, impairment, if any, is calculated as the amount by which the long-lived asset's carrying value exceeds its estimated fair value. Through December 31, 2023, there have been no material impairment losses.

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of December 31, 2023, the weighted-average remaining lease term was 3.48 years for the Company’s leased properties.

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

Research and development services: Revenue from research and development services that are determined to represent a distinct performance obligation related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized over time as the related research and development services are performed using an appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and recognizes revenue on a cumulative catch-up basis, as collaborative research and development revenue. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Common Stock Warrants

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic loss per share computation:
Net loss	$(27,624)	$(35,333)	$(36,265)
Weighted average number of shares outstanding - basic	26,256	22,777	22,505
Net loss per share - basic	$(1.05)	$(1.55)	$(1.61)

Diluted loss per share computation:
Net loss	$(27,624)	$(35,333)	$(36,265)
Change in fair value of pre-funded warrant liabilities	1,557	—	—
Change in fair value of common warrant liabilities	2,775	—	—
Net loss adjusted for change in fair value of warrant liabilities	$(31,956)	$(35,333)	$(36,265)

Weighted average shares used to compute basic net loss per share	26,256	22,777	22,505
Dilutive effect of pre-funded warrants	168	—	—
Dilutive effect of common warrants	96	—	—
Weighted average shares used to compute diluted net loss per share	26,520	22,777	22,505
Net loss per share - diluted	$(1.20)	$(1.55)	$(1.61)

The computation of diluted net loss per share for 2023, 2022 and 2021 excludes the impact of options to purchase 3.4 million, 2.8 million and 834,000 shares of common stock outstanding at December 31, 2023, 2022 and 2021, respectively, as such impact would be anti-dilutive.

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

2.
Strategic Agreements

The collaborative research and development and other revenue associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Collaborator/Counterparty
Innocoll (1)	$7	$10,015	$4,100
Other (2)	2,270	3,189	2,231
Total collaborative research and development and other revenue	$2,277	$13,204	$6,331

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
(2)
Includes: (a) amounts related to earn-out revenue from Indivior UK Limited ("Indivior") with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

As of December 31, 2023, the Company had potential milestones of up to $122.0 million that the Company may receive in the future under its collaborative arrangements, of which $10.0 million are development-based milestones, $2.0 million are patent-based milestones and $110.0 million are sales-based milestones. Within the category of development-based milestones, $10.0 million are related to regulatory approvals. In January 2023, the Company received a $2.0 million sales-based milestone payment that was achieved and recognized in September 2022 for the first commercial sale of POSIMIR by Innocoll.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement (the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”). Pursuant to the Innocoll Agreement, the Company has granted Innocoll an exclusive, royalty bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of the Company’s supply agreement with its contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. The Company retains, outside the United States, all of the global rights to POSIMIR.

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

In August 2022, the Company was issued a new patent by the U.S. Patent and Trademark Office, extending U.S. patent coverage of POSIMIR to at least 2041, resulting in an $8.0 million milestone payment by Innocoll to the Company. In September 2022, Innocoll launched POSIMIR in the U.S., triggering a $2.0 million milestone payment to the Company for the first commercial sale of POSIMIR. Thus, the Company recognized $10.0 million of milestone revenue under the agreement with Innocoll in 2022. As the commercial launch of POSIMIR progresses, the Company will receive tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States. The Company may earn additional milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the Company receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the twelve months ended December 31, 2023, 2022 and 2021 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$951	$—	$—	$951
Certificates of deposit	—	150	—	150
Commercial paper	—	24,882	—	24,882
Total	$951	$25,032	$—	$25,983

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$633	$—	$—	$633
Certificates of deposit	—	150	—	150
Commercial paper	—	40,465	—	40,465
Total	$633	$40,615	$—	$41,248

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2023 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$951	$—	$—	$951
Certificates of deposit	150	—	—	150
Commercial paper	24,896	—	(14)	24,882
	$25,997	$—	$(14)	$25,983
Reported as:
Cash and cash equivalents	$24,566	$—	$(13)	$24,553
Short-term investments	$1,281	—	$(1)	1,280
Long-term restricted investments	150	—	—	150
	$25,997	$—	$(14)	$25,983

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$633	$—	$—	$633
Certificates of deposit	150	—	—	150
Commercial paper	40,478	—	(13)	40,465
	$41,261	$—	$(13)	$41,248
Reported as:
Cash and cash equivalents	$41,111	$—	$(13)	$41,098
Long-term restricted investments	150	—	—	150
	$41,261	$—	$(13)	$41,248

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2023, by contractual maturity (in thousands):

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$24,896	$24,882
Mature after one year through five years	150	150
	$25,046	$25,032

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2023.

As of December 31, 2023, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Fair value at beginning of period - February 2023 issuance (Pre-funded warrants)	$—	$—
Initial fair value at the original issuance date	1,743	—
Change in fair value during the period	(1,557)	—
Fair value of liability classified warrants exercised	(186)	—
Fair value at end of period - February 2023 issuance (Pre-funded warrants)	$—	$—

Fair value at beginning of period - February 2023 issuance (Common warrants)	$—	$—
Initial fair value at the original issuance date	10,290	—
Change in fair value during the period	(7,151)	—
Fair value of liability classified warrants exercised	(2,827)	—
Fair value at end of period - February 2023 issuance (Common warrants)	$312	$—

Fair value at end of period - February 2023 issuance	$312	$—

Fair value at beginning of period - July 2023 issuance	$—	$—
Initial fair value at the original issuance date	5,788	—
Change in fair value during the period	(4,876)	—
Fair value of liability classified warrants exercised	—	—
Fair value at end of period - July 2023 issuance	$912	$—

Total fair value at end of period	$1,224	$—

February 2023 Warrants

In February 2023, the Company issued pre-funded warrants to purchase an aggregate of 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

Pre-Funded Warrants

The pre-funded warrants were accounted for as current liabilities on the balance sheet and were adjusted to estimated fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the outstanding pre-funded warrants was $1.7 million and zero as of February 8, 2023 (i.e., the issuance date) and December 31, 2023, respectively. In November 2023, all 300,000 shares of the pre-funded warrants were exercised in accordance with the financing agreement, resulting in an issuance of 300,000 shares of common stock to the holder. The Company calculated the estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model with the following key assumptions:

February 8, 2023 (issuance)
Common stock price	$5.81
Exercise price per share	$0.00001
Expected volatility	86.60%
Risk-free interest rate	3.82%
Contractual term (in years)	5.00
Expected dividend yield	—%

Common Warrants

The common warrants are accounted for as current liabilities on the balance sheet and are adjusted to estimated fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the outstanding common warrants was $10.3 million and $312,000 as of February 8, 2023 (i.e., the issuance date) and December 31, 2023, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x) the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte Carlo simulation model with the following key assumptions. In all cases, the Company took the likelihood of achieving certain clinical events and related impact on the Company's common stock price into account.

The exercise price for the outstanding common warrants (i.e., 600,000 shares) was adjusted down from $5.00 per share to $0.52 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023.

	December 31, 2023	December 31, 2022
Common stock price	$0.59	$—
Exercise price per share	$0.51	$—
Expected volatility	118.00%	—%
Risk-free interest rate	3.93%	—%
Contractual term (in years)	4.10	—
Expected dividend yield	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheet and are adjusted to estimated fair value at period end through “other income (expense)” on the statement of operations. The estimated fair value of the outstanding common warrants was $5.8 million and $912,000 as of July 21, 2023 (i.e., the issuance date) and December 31, 2023, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	December 31, 2023	December 31, 2022
Common stock price	$0.59	$—
Exercise price per share	$4.89	$—
Expected volatility	115.60%	—%
Risk-free interest rate	3.88%	—%
Contractual term (in years)	4.60	—
Expected dividend yield	—%	—%

There were no exercises of the common warrants issued in the July 2023 registered direct offering.

4.
Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Equipment	$6,737	$10,791
Leasehold improvements	8,245	8,490
	14,982	19,281
Less accumulated depreciation and amortization	(14,891)	(19,093)
Property and equipment, net	$91	$188

Depreciation expense was $148,000, $150,000 and $132,000 in 2023, 2022 and 2021, respectively.

As of December 31, 2023 and 2022, the Company recorded $375,000 and $607,000, respectively, as a liability which was included in accrued liabilities and other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.
Restricted Investments

As of December 31, 2023 and 2022, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing a leased facility in California.

6.
Commitments

Operating Leases

The Company has lease arrangements for its facilities in California as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2027 (with an option to renew for an additional five years)

Cupertino, CA	20,100 sq. ft.	Office and Laboratory	Lease expired in February 2024 and was not renewed

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2028 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.0 million, $1.9 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 13.8% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2023 and 2022, the weighted-average remaining lease term was 3.48 years and 0.99 years, respectively, for the Company’s leased properties.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2024	1,483
2025	1,401
2026	1,443
2027 and thereafter	659
4,986
Less present value adjustment	(903)
Operating lease liabilities recognized	$4,083

7.
Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 were comprised as follows (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$1,320	$3,970
Accrued clinical costs	1,578	1,966
Accrued contract research and manufacturing cost	2,340	861
Others	728	1,099
Total	$5,966	$7,896

8.
Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.75% as of December 31, 2023) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan. The Company made principal payments of $5.0 million in 2023.

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

As of December 31, 2023, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan was classified as a current liability on the Company’s balance sheet as of December 31, 2023 and December 31, 2022 due to the timing of repayment obligations and due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of December 31, 2023, are as follows (in thousands):

2024	8,571
2025	8,429
Total minimum payments	17,000
Less unamortized debt discount and accrued final payment	(337)
Carrying value of term loan, net	16,663

9.
Stockholders’ Equity

Common Stock

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

Registered Direct Offerings

February 2023 Financing

On February 3, 2023, the Company entered into a securities purchase agreement with two institutional investors relating to the purchase and sale of an aggregate of (i) 1,700,000 shares of its common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 300,000 shares of common stock, and (iii) accompanying common warrants, to purchase an aggregate of 2,000,000 shares of Common Stock, in a registered direct offering (the "February Offering"). The issuance date of the common stock, the pre-funded warrants and the accompanying common warrants was February 8, 2023. The aggregate net proceeds to the Company from the February Offering were approximately $8.8 million after deducting $1.2 million in placement agent fees and other offering expenses, which were allocated to warrant liabilities and included in loss on issuance of warrants on the statement of operations for the twelve months ended December 31, 2023.

The pre-funded warrants were exercisable immediately following the closing date of the February Offering and have an unlimited term and an initial exercise price of $0.00001 per share. The common warrants were immediately exercisable and have a five-year term and an initial exercise price of $5.00 per share, which was lowered to $4.89 per share as a result of an anti-dilution provision in the common warrants issued in the February Offering that was triggered by the July Offering (as defined below) and then lowered to $0.51 that was triggered by the sale of our common stock in the open market in November 2023. The combined offering price was $5.00 per share and accompanying common warrant, or in the case of pre-funded warrants, $4.99999 per pre-funded warrant and accompanying common warrant. A holder (together with its affiliates) may not exercise any portion of a pre-funded warrant or common warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

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

In September 2023, 1,400,000 shares of the common warrants were exercised in connection with the alternative cashless exercise of the warrants, the Company issued 924,000 shares to the holder. The Company recorded a gain of $3.4 million resulting from the exercise of the warrants in the accompanying statements of operations for the twelve months ended December 31, 2023 and recorded $2.8 million in additional-paid-in capital upon the issuance of the shares on the balance sheet as of December 31, 2023.

In November 2023, 300,000 shares of the pre-funded warrants were exercised in connection with the cashless exercise of the warrants, the Company issued 300,000 shares to the holder. The Company recorded a gain of $561,000 resulting from the exercise of the pre-funded warrants in the accompanying statements of operations for the twelve months ended December 31, 2023 and recorded $186,000 in additional-paid-in capital upon the issuance of the shares on the balance sheet as of December 31, 2023.

As of December 31, 2023, common warrants to purchase 600,000 shares of the Company's common stock were outstanding. At December 31, 2023, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $312,000, a decrease of $2.8 million for these common warrants on the issuance date.

As of December 31, 2023, there were no pre-funded warrants outstanding.

The total gain of $7.2 million and $1.6 million resulting from the change in the estimated fair value of the liabilities for the common warrants and pre-funded warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations for the twelve months ended December 31, 2023, respectively.

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

The common stock and common warrants are separate freestanding instruments. The estimated fair value of the common stock issued in the July Offering as of the date of issuance (i.e., July 21, 2023) was $9.1 million, which was the number of shares of 2,991,027 multiplied by the price per share as of the date of issuance of $3.05 per share. The common stock issued in the July Offering was classified as equity on the Company’s balance sheet. The Company allocated the offering expenses related to the July 2023 offering of $1.1 million based on the relative fair values of common stock and common warrants issued. The Company recognized an expense for the amount allocated to the common warrants of $427,000 (included within other expense, net) upon the closing of the offering in the twelve months ended December 31, 2023. The Company recorded the amount allocated to the common stock of $673,000 as a reduction in additional paid-in capital on its balance sheets as of December 31, 2023.

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

The Company valued the common warrants issued in the July Offering using the Black-Scholes option valuation model. The Black-Scholes method was determined to be appropriate given the lack of alternative mechanisms to settle the warrants in a manner that would yield different values, such as an alternative cashless settlement feature. The fair value of these warrants as of the issuance date and as of December 31, 2023 were $5.8 million and $912,000, respectively. The gain of $4.9 million resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the twelve months ended December 31, 2023.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

As of December 31, 2023, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share.

ATM Financings

During the twelve months ended December 31, 2023, the Company raised net proceeds (net of commissions) of approximately $1.6 million from the sale of approximately 1.6 million shares of the Company’s common stock in the open market at a weighted average price of $0.98 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

As of March 26, 2024, the Company had up to $222.7 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $72.7 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

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

As of December 31, 2023, 885,208 shares of common stock were available for future grant and options to purchase 4,128,259 shares of common stock were outstanding under the 2000 Stock Plan.

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

In March 2015, the Board of Directors approved certain amendments to the 2000 Employee Stock Purchase Plan. At the Company’s annual stockholders meeting in June 2015, the stockholders approved the amendments of the 2000 Employee Stock Purchase Plan to: (i) increase the number of shares of our common stock authorized for issuance under the ESPP by 35,000 shares; and (ii) extend the term of the ESPP to the date that is ten (10) years following the stockholders meeting. At each of the Company’s annual stockholders meeting in June 2017 and in June 2020, the stockholders approved amendments of the 2000 Employee Stock Purchase Plan to increase the number of shares our common stock authorized for issuance under the ESPP by 35,000 shares and to re-approve its material terms. At the Company’s annual stockholders meeting in June 2023, the stockholders approved amendments of the 2000 Employee Stock Purchase Plan to increase the number of shares of our common stock authorized for issuance under the ESPP by 40,000 shares and to re-approve its material terms.

The plan expires in June 2033. A total of 365,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2023, 55,667 shares of common stock were available for future grant and 309,333 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2023, shares of common stock reserved for future issuance consisted of the following:

December 31, 2023
Stock options outstanding	4,128,259
Stock options available for grant	885,208
Employee Stock Purchase Plan	55,667
5,069,134

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,843,416	$12.97	4.82	$—
Options granted	1,756,727	$4.36
Options exercised	(1,077)	$5.07
Options forfeited	(52,340)	$9.83
Options expired	(418,467)	$12.76
Outstanding at December 31, 2023	4,128,259	$9.37	6.22	$—
Exercisable at December 31, 2023	2,596,670	$11.52	4.54	$—
Vested and expected to vest at December 31, 2023	4,128,259	$9.37	6.22	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $4.36, $7.76 and $19.38 per share, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2023. This amount changes based on the fair market value of the Company’s common stock. The total value of options exercised was $1,400, $2,300 and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Expenses for non-employee stock options are recorded over the vesting period of the options, which closely approximates the non-employee’s performance period, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2023, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of product revenues	$17	$20	$19
Research and development	1,163	1,215	1,245
Selling, general and administrative	1,358	1,222	1,424
	$2,538	$2,457	$2,688

Because the Company had a net operating loss carryforward as of December 31, 2023, no excess tax benefits for the tax deductions related to stock-based compensation were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2023, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Stock Options
Risk-free rate	4.0-4.2%	1.8-4.2%	0.8-1.5%
Expected dividend yield	—	—	—
Expected term (in years)	7.0-7.5	7.0-7.3	7.0-7.8
Volatility	87-88%	83-86%	85-86%
Forfeiture rate (1)	0.0%	0.0%	0.0%

(1)
The Company accounts for forfeitures as they occur.

	Year ended December 31,
	2023	2022	2021
Employee Stock Purchase Plan
Risk-free rate	4.6-5.1%	0.04-1.49%	0.04%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	88-104%	56-80%	56-71%

There were 9,788, 13,575 and 11,367 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2023, 2022 and 2021, respectively. Included in the statements of operations and comprehensive loss for the year ended December 31, 2023, 2022 and 2021 was $5,300, $19,000 and $57,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2023, $3.3 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2027. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$3.12-$3.12	350	9.62	$3.12	—	$—
$3.32-$3.32	715,000	9.64	$3.32	—	$—
$4.00-$4.93	72,250	8.30	$4.54	25,600	$4.56
$5.07-$5.07	980,745	8.44	$5.07	537,444	$5.07
$5.15-$8.71	700,800	6.49	$7.04	484,810	$6.61
$8.80-$12.40	614,788	2.31	$11.12	612,335	$11.12
$12.60-$17.70	426,987	3.07	$14.19	416,987	$14.11
$18.70-$21.10	524,111	4.15	$20.71	430,095	$20.77
$21.90-$27.70	75,728	5.57	$24.32	71,899	$24.33
$28.00-$28.00	17,500	1.45	$28.00	17,500	$28.00
$3.12 - $28.00	4,128,259	6.22	$9.37	2,596,670	$11.52

The Company received $5,500, $8,000 and $3.4 million and $3.2 million in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2023, 2022 and 2021, respectively.

10.
Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $244,000 and $244,000 on its balance sheet at December 31, 2023 and 2022, respectively, that arose from tax amortization of an indefinite-lived intangible asset. The Company recorded a tax expense of zero in the years ended December 31, 2023, 2022 and 2021, respectively.

The reconciliation of income tax expenses (benefit), at the statutory federal income tax rate of 21%, to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes benefit at statutory rate	$(5,801)	$(7,420)	$(7,616)
Change in valuation allowance	3,733	1,152	2,266
Stock-based compensation	631	371	641
Research and development tax credits	(1,047)	(1,449)	(954)
Warrants	(2,084)	—	—
Expiring net operating losses	4,540	7,313	5,612
Other	28	33	51
Total income tax (benefit) provision	$—	$—	$—

In 2023, 2022 and 2021, total income tax provision (benefit) expense was zero. Deferred tax assets and liabilities reflect the net tax effects of net operating loss, research and other credit carryforwards, and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	83,752	83,262
Research and other credits	21,679	20,602
Section 174 R&D capitalization	11,004	6,911
Deferred revenue	—	—
Stock-based compensation	3,076	2,603
Other	4,976	4,765
Total deferred tax assets	124,487	118,143
Valuation allowance for deferred tax assets	(123,393)	(117,639)
Deferred tax liabilities - right of use asset	(1,338)	(748)
Net deferred tax assets and liabilities	$(244)	$(244)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would cause a provision benefit to be recognized. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.8 million, $1.3 million and $2.0 million during 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $312.6 million, of which approximately $224.0 million will expire in the years 2024 through 2037, and approximately $88.6 million which do not expire, and federal research and development tax credits of approximately $19.0 million, which expire at various dates beginning in 2024 through 2043, if not utilized.

As of December 31, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $266.2 million, which expire in the years 2024 through 2043, if not utilized, and state research and development tax credits of approximately $18.5 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2023 and December 31, 2022, the Company had unrecognized tax benefits of approximately $13.6 million and $13.1 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of the year	$13,068	$12,421
Decrease related to prior year tax positions	(170)	(188)
Increase related to current year tax positions	670	835
Balance at end of the year	$13,568	$13,068

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalties expenses related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 2000 through 2023 due to unutilized net operating losses and research credits.

Beginning with 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures when incurred under Section 174 and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Therefore, based on enacted law, there is a deferred tax asset reflected in the deferred tax table for this item, which is offset by a valuation allowance.

11.
Subsequent Events

From February 1, 2024 to March 26, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of approximately 702,000 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

DIRECTORS

Our Certificate of Incorporation provides that our Board of Directors is divided into three classes, with staggered three-year terms.

Our Class III directors, whose terms expire at our 2024 annual meeting, are Mohammad Azab, James E. Brown and Gail M. Farfel. Our Class I directors, whose terms expire at our 2025 annual meeting, are Terrence F. Blaschke and Gail J. Maderis. Our Class II directors, whose terms expire at our 2025 annual meeting, are Peter S. Garcia and Judith J. Robertson. Only one class of directors is elected at each annual meeting. The other classes continue to serve for the remainder of their three-year terms.

Directors

The names of our directors, their ages as of March 26, 2024 and certain other information about them are set forth below.

Name	Age	Position
James E. Brown, D.V.M.	67	President, Chief Executive Officer, Director
Mohammad Azab, M.D., M. Sc., M.B.A. (1) (3) (4)	68	Director
Terrence F. Blaschke, M.D. (3) (4)	81	Director, Chair of the Research and Development Committee
Gail M. Farfel, Ph.D. (4)	60	Director
Peter S. Garcia, M.B.A. (1) (2)	62	Director, Chair of the Audit Committee
Gail J. Maderis, M.B.A. (1) (2)	66	Chair of the Board, Chair of the Compensation Committee
Judith J. Robertson (2) (3)	64	Director, Chair of the Nominating and Corporate Governance Committee

(1)
Member of the Compensation Committee
(2)
Member of the Audit Committee
(3)
Member of the Nominating and Corporate Governance Committee
(4)
Member of the Research and Development Committee

James E. Brown, D.V.M. for the biography of Dr. Brown, please see “Part I, Item 1” – “Executive Officers of the Registrant” above. Dr. Brown’s scientific expertise and pharmaceutical industry experience as well as his valuable perspective as the Company’s Chief Executive Officer and co-founder are among the special qualifications that he brings to our Board of Directors.

Mohammad Azab, M.D., M. Sc., M.B.A. has served on our Board of Directors since January 2021. Dr. Azab served as President and Chief Medical Officer of Astex Pharmaceuticals, Inc. (“Astex”) from January 2014 to November 2020 after holding the position of Chief Medical Officer there commencing in July 2009. Upon retirement from his management role, Dr. Azab served as the chair of the board of directors for Astex, a subsidiary of Otsuka pharmaceuticals Co. Ltd, till May 2022. Previously, Dr. Azab served as President and Chief Executive Officer of Intradigm Corporation, a developer of small interfering RNA cancer therapeutics. Prior to this, Dr. Azab served as Executive Vice President of Research and Development, and Chief Medical Officer of QLT Inc., and in several drug development leadership positions at Astra Zeneca in the UK and Sanofi Pharmaceuticals in France. Dr. Azab holds his M.D. degree (M.B., B.Ch.) from Cairo University and a Master of Business Administration from the Richard Ivey School of Business, University of Western Ontario. He received post-graduate training and degrees in oncology research from the University of Paris-Sud and biostatistics from the University of Pierre et Marie Curie in Paris, France. Dr. Azab has more than 30 years of experience in clinical research, global drug development, and business management and led the global development of several drugs currently approved in oncology and other therapeutic areas. Currently, he also serves on the board of directors of Xenon Pharmaceuticals Inc. and Lisata Therapeutics. Dr. Azab’s scientific background including his senior management experience in the pharmaceutical industry and his service as a board member on multiple publicly traded companies are among the qualifications he brings to our Board of Directors.

Terrence F. Blaschke, M.D. has served on our Board of Directors since December 2006. Dr. Blaschke has served on the faculty of Stanford University since 1974 and is Professor of Medicine and Molecular Pharmacology (Emeritus) at the Stanford University School of Medicine. Dr. Blaschke held the position of Vice President of Methodology and Science at Pharsight Corporation from 2000 to 2002. During the course of his career, Dr. Blaschke has served as an independent consultant working with a number of leading pharmaceutical and biotechnology companies. Dr. Blaschke was formerly a board member of Therapeutic Discovery Corporation until 1997 and Crescendo Pharmaceuticals until 2001, two publicly traded companies. He has also worked as a special government employee for the U.S. Food and Drug Administration (the “FDA”) and has served as Chair of the FDA's Generic Drugs Advisory Committee. After becoming emeritus, Dr. Blaschke joined the Bill and Melinda Gates Foundation as a Senior Program Officer from 2012 to January 2016. Dr. Blaschke holds his M.D. degree from Columbia University and a B.S. in Mathematics from the University of Denver. Dr. Blaschke’s medical and scientific expertise and pharmaceutical industry experience relating to drug development are among the qualifications he brings to our Board of Directors.

Gail M. Farfel, Ph.D. has served on our Board of Directors since April 2019. Dr. Farfel served as the Chief Executive Officer of ProMIS Neurosciences Inc. from September 2022 through December 2023. ProMIS is a biotechnology company focused on the discovery and development of antibody therapeutics targeting misfolded proteins such as toxic oligomers, implicated in the development of neurodegenerative diseases. Prior to that, Dr. Farfel served as the Executive Vice President and Chief Development Officer of Zogenix, Inc. (“Zogenix”) from July 2015 and on the board of directors of Zogenix International Ltd., a wholly owned subsidiary of Zogenix, Inc. until the acquisition of Zogenix by UCB Pharma S.A. in March 2022, where she oversaw Nonclinical and Clinical Development and Regulatory Affairs. Before joining Zogenix, Dr. Farfel was Chief Clinical and Regulatory Officer of Marinus Pharmaceuticals Inc., a biopharma engaged in development of treatment for neurological disorders. Prior to her entry into the biotech space, Dr. Farfel served as Vice President and Therapeutic Area Head for Neuroscience at Novartis Pharmaceuticals Corporation, where she oversaw their portfolio of neurology and psychiatry products. Dr. Farfel began her career in pharmaceutical drug development at Pfizer Inc., where she worked in Clinical Development and Global Medical Affairs, directing programs through all stages of clinical development and regulatory submissions. Additionally, Dr. Farfel has served on the board of directors of AVROBIO, Inc. since October 2020. Dr. Farfel is the author of over 50 scientific articles and presentations in the areas of neuropsychopharmacology and drug effects and is a Director on the Board of the American Society for Experimental Neurotherapeutics. She holds a Ph.D. in Neuropsychopharmacology from the University of Chicago, where she is a Director on the Alumni Board. Dr. Farfel also holds a bachelor’s degree in Biochemistry from the University of Virginia. Dr. Farfel’s pharmaceutical industry experience relating to executive management, strategic planning, medical and scientific expertise and pharmaceutical industry experience as it relates to drug development and regulatory affairs are among the qualifications she brings to our Board of Directors.

Peter S. Garcia, M.B.A. has served on our Board of Directors since December 2021. Mr. Garcia has worked as a Chief Financial Officer in the life sciences industry for over 25 years and raised over $2 billion in capital during that period. He is currently the Chief Financial Officer of ALX Oncology Holdings Inc. (“ALX”) since joining them in January 2020 and led their initial public offering in July

2020 and follow on offering in December 2020. Prior to ALX, he served as Vice President and Chief Financial Officer from 2013 until 2019 at PDL BioPharma, Inc. (“PDL”), an acquirer of royalties and pharmaceutical assets. Before his time at PDL, Mr. García served as Chief Financial Officer at BioTime, Inc., a clinical-stage biotechnology company now known as Lineage Cell Therapeutics. He previously served as Chief Financial Officer of Marina Biotech, Nanosys, Nuvelo, Novacept, IntraBiotics Pharmaceuticals and Dendreon, and began his life science career at Amgen where he served in a number of financial roles of increasing responsibility. Mr. García holds an M.B.A. from the University of California, Los Angeles and a B.A. in Economics and Sociology from Stanford University. Mr. Garcia’s pharmaceutical industry experience relating to finance and accounting, executive management, treasury, employee benefits and audit matters are among the qualifications he brings to our Board of Directors.

Gail J. Maderis, M.B.A. has served on our Board of Directors since January 2021 and as Chair of our Board of Directors since March 2023. Ms. Maderis has served as Chair of the board of Antiva Biosciences, Inc. ("Antiva"), a venture funded biopharma company developing topical therapies to treat the pre-cancerous lesions caused by human papillomavirus, since April 2023. From 2015 to April 2023, Ms. Maderis served as President and Chief Executive Officer of Antiva. From 2009 to 2015, Ms. Maderis led BayBio, the industry organization representing and supporting Northern California's life science community, as its President and Chief Executive Officer. From 2003 to 2009, Ms. Maderis served as President and Chief Executive Officer of Five Prime Therapeutics, Inc., a protein discovery and development company focused on immuno-oncology. Prior to FivePrime, Ms. Maderis held senior executive positions at Genzyme Corporation, including Founder and President of Genzyme Molecular Oncology. Ms. Maderis also practiced management and strategy consulting with Bain & Co. She currently serves on the boards of directors of Antiva and Valitor, Inc., as well as on the nonprofit boards of BIO (Emerging Company and Health Sections), California Life Sciences Association, The Termeer Foundation and the University of California Berkeley Foundation Board of Trustees. Ms. Maderis previously served on the board of directors of Allarity Therapeutics, Inc. (“Allarity”) from July 2021 until January 2023 and on the board of directors of Allarity Therapeutics A/S, Allarity’s predecessor, since October 2020. She received a Bachelor of Science in business from the University of California at Berkeley and a Master of Business Administration from Harvard Business School. Ms. Maderis’ operational, industry and leadership experience in the biopharmaceutical industry as Chief Executive Officer of Five Prime Therapeutics, Inc., Founder and President of Genzyme Molecular Oncology and her current position at Antiva, and her insight into business and policy trends impacting the biopharma industry are among the qualifications she brings to our Board of Directors.

Judith J. Robertson has served on our Board of Directors since April 2019. Since January 2022, Ms. Robertson has served as the Chief Commercial Officer of Opthea Limited (“Opthea”) and previously was the Chief Commercial Officer of Aerie Pharmaceuticals Inc. (“Aerie”) from December 2016 to December 2018, during which time she built the commercial organization and led the successful commercial launch of Rhopressa® (netarsudil) for glaucoma. Ms. Robertson joined Aerie from the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), where she was the Vice President and Global Commercial Strategy Leader of Immunology, Ophthalmology, and Commercial Analytics from June 2013 to November 2016. Part of her duties at Janssen included evaluating all external licensing and acquisition opportunities. Prior to Janssen, she was Vice President Global Business Franchise Head of Ophthalmology at Novartis Pharma AG (“Novartis”) (f/k/a Alcon Laboratories, Inc.), Vice President Global Franchise Head of Respiratory at Novartis, Vice President of Sales & Marketing of Respiratory and Dermatology at Novartis, and President of Bristol Myers Squibb Canada Co. Ms. Robertson previously served on the board of directors of Opthea from June 2021 to January 1, 2022. Ms. Robertson holds a Master of Management from the Kellogg School of Business at Northwestern University and holds a Bachelor of Arts in social science from Ryerson University. Ms. Robertson’s pharmaceutical industry experience relating to executive leadership experience with pharmaceutical companies and her expertise with respect to sales, marketing and commercialization of pharmaceutical products are among the qualifications she brings to our Board of Directors.

There are no family relationships among any of our directors or executive officers.

Code of Ethics

In December 2023, the Board approved an amended Code of Ethics applicable to all of our employees, officers and directors. The purpose of the Code of Ethics is to deter wrongdoing and, among other things, promote compliance with applicable laws, fair dealing, proper use and protection of our assets, prompt and accurate public company reporting, reporting of accounting complaints or concerns and avoidance of conflicts of interest and usurpation of corporate opportunities.

Our Code of Ethics can be found on our corporate website at www.durect.com under “Investors—Corporate Governance—Documents & Charters.” If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver by a method selected by the Board of Directors and in conformity with applicable SEC and Nasdaq rules.

Whistleblower Policy

In December 2003, in compliance with Section 301 of the Sarbanes-Oxley Act, the Audit Committee of the Board of Directors established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and confidential, anonymous employee submissions of concerns regarding questionable accounting or auditing matters (“Whistleblower Policy”). In December 2023, the Board approved an amended Whistleblower Policy. Our Whistleblower Policy can be found on our corporate website at www.durect.com under “Investors—Corporate Governance—Documents & Charters.”

Audit Committee

Audit Committee The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In accordance with its charter, the Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. At the end of the last fiscal year, the Audit Committee was composed of the following directors: Peter S. Garcia, Gail J. Maderis and Judy J. Robertson. Mr. Garcia has served as Chair of the Audit Committee since June 2023 following the retirement of Mr. Hoffmann who served as Chair of the Audit Committee from September 2004 to June 2023.

Among other matters, the Audit Committee monitors the activities and performance of our external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent registered public accounting firm may be retained to perform non-audit services. Our independent registered public accounting firm, Ernst & Young LLP, provides the Audit Committee with the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and the Audit Committee discusses with the independent registered public accounting firm and management that firm’s independence.

In accordance with Audit Committee policy and the requirements of law, all services to be provided by Ernst & Young are pre-approved by the Audit Committee. Pre-approval includes audit services, audit-related services, tax services and other services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditor’s independence. To avoid certain potential conflicts of interest in maintaining auditor independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm.

As required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. The Audit Committee also includes at least one member who has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Peter S. Garcia has been determined by the Board of Directors to be “audit committee financial experts.” Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Garcia’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Garcia any duties, obligations or liability that are greater than are generally imposed on either of them as members of the Audit Committee and the Board, and their designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Hedging and Stock Ownership Policies

Our insider trading policy provides that all officers and employees of the Company, all members of the Board, and any consultants and contractors to the Company that the Company designates, as well as, to the extent controlled by or benefiting any of the foregoing persons, members of the immediate families (spouse, parents, grandparents, children, grandchildren and siblings, including any such relationships that arise through marriage or adoption) sharing a household with the officer, employee, director, consultant or contractor, and any other member of the households of persons directly subject to this Policy, and family trusts (or similar family entities) may not engage in any transactions that suggest speculation in our stock (that is, an attempt to profit in short-term movements, either increases or decreases, in the stock price). The policy notes that many “hedging” transactions, such as “collar” transactions, contingent or forward sales, and other similar or related arrangements, are prohibited. Specifically, our insider trading policy precludes any employee or Officer from engaging in any “short” sale, “sale against the box” or any equivalent transaction involving our stock (or the stock of any of our business partners in any of the situations described above).

We do not have a stock ownership policy.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation practices. The Committee makes all decisions regarding the compensation of our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”), as well as the other individuals included in the Summary Compensation Table below (together with our CEO and CFO, our “Named Executive Officers”) and all of our Vice Presidents. In this proxy, we refer to those persons as our “Officers.”

Philosophy and Elements

All of our compensation programs are designed to attract and retain key employees, motivating them to achieve corporate and individual objectives and rewarding them appropriately for their performance. Different programs are geared to short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we consider the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our Officers should reflect the extent of their success as a management team and in addition, their individual performance in attaining key operating objectives, such as advancing our product pipeline, entering into strategic collaborative agreements and maintaining our financial strength, and ultimately, increasing stockholder value. We believe that the performance of our Officers in managing the Company, considered in light of general economic and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our Officers. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and other equity incentive programs.

Elements of compensation for our executives include: salary, bonus, stock incentive awards and perquisites. We choose to pay each element of compensation to our executives in order to attract and retain the necessary executive talent, reward performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•
performance against corporate and individual objectives for the previous year;
•
value of their unique skills and capabilities to support our long-term performance;
•
performance of their general management responsibilities;
•
contribution as a member of our executive management team;
•
difficulty of achieving desired results in the coming year and years to follow; and
•
compensation paid by companies deemed by the Committee to be comparable to us.

These elements fit into our overall compensation objectives by helping to secure the future potential of our products and operations, continuing to meet our business objectives, providing proper compliance and regulatory guidance, and helping to create an effective and cohesive team. Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for us and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis and in the form of bonus compensation to reward superior performance against specific annual goals. We provide non-cash compensation (i.e., stock options) to reward superior performance against specific objectives and long-term strategic goals. Our compensation package for our Named Executive Officers for fiscal year 2023 ranged from 41% to 64% in cash compensation and 36% to 59% in non-cash compensation, including benefits and equity-related awards. We believe that this structure is competitive within the marketplace and appropriate to fulfill our stated policies. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information from relevant peer companies, and such other information as it considers appropriate, to determine the appropriate level and mix of incentive compensation.

Setting Officer Compensation

Process

At one or more meetings at the end of each fiscal year (usually in December) or early in the following fiscal year (usually in January or February), the Committee reviews our performance during the fiscal year against established corporate objectives, individual Officer performance and history of all the elements of each Officer’s total compensation in comparison with the compensation of executive officers in an appropriate peer group as described below. After due consideration of the foregoing, the Committee:

•
sets the base salaries for our Officers for the following fiscal year;
•
approves individual Officer bonus payments for performance for the prior fiscal year;
•
approves stock options that will be granted to each Officer for performance for the prior fiscal year;
•
adopts the management incentive plan (including objectives and weighting) for the following fiscal year; and
•
decides upon general compensation guidelines and overall salary, bonus and stock option budgets for all employees.

The specific basis for the determination of base salaries, bonuses and stock option grants to Officers is detailed below.

Role of Executive Officers

The CEO annually reviews the performance of each Officer (other than his own performance, which is reviewed by the Committee) with the assistance and input from our head of Human Resources. The conclusions reached and recommendations made based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. Officers, other than the CEO, are not present at the time of these deliberations. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives and ultimately makes the final decision with respect to the compensation of all our Officers. The CEO is not present during the Committee’s deliberations and discussion on their individual compensation.

Benchmarking

To assist the Committee in benchmarking executive compensation for 2023, the Committee retained Larry Setren & Associates, an independent compensation consulting firm, to collect and synthesize data from several sources as detailed below.

To benchmark our Officer cash bonus opportunities and equity awards and base salaries for fiscal year 2023, the Committee reviewed compensation information as reported in the definitive proxies for fiscal year 2022 from the following public life sciences companies: 89bio, Axcella, Atreca, Cymabay Therapeutics, CytomX Therapeutics, Eiger Biopharma, Gritstone bio, Harpoon Therapeutics, Magenta Therapeutics, Ovid Therapeutics, Spero Therapeutics, Surrozen, Syros Pharmaceuticals, Unity Biotechnology and Viking Therapeutics (the “Peer Companies”). The Committee selected the Peer Companies as a relevant comparison group for us based on various criteria including similarity of business, employee headcount, market capitalization and revenue, and reviewed the proposed Peer Companies with Larry Setren & Associates for appropriateness as a comparison group. Where such source did not provide sufficient information with respect to the bonus and equity compensation of certain officer positions, the Committee used compensation information from The Radford Global Life Sciences Survey (2022) (the “2022 Radford Survey”) as a supplement. The Committee took into consideration the summarized compensation data from the Peer Companies along with the data from the 2022 Radford Survey when setting base salaries applicable for fiscal year 2023 and determining the cash bonus opportunities and stock option awards for our Officers for fiscal year 2023.

Base Salary

It is the goal of the Committee to establish salary compensation for our Officers that is competitive with comparable peer companies. In setting Officer base salaries for fiscal year 2023 (which were set in July 2023), the Committee reviewed the salary compensation of officers with comparable qualifications, experience and responsibilities as reported in the 2022 Radford Survey and definitive proxies of the Peer Companies. It is not our policy to pay our CEO or other Officers at the highest level relative to their respective counterparts at the Peer Companies. In setting target compensation for our Officers, the Committee uses as a reference point the 50th percentile of compensation paid to similarly situated executives at the Peer Companies. Variations to this objective may occur as dictated by the experience and performance level of the individual and market factors. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below, yet conserves our financial resources, to the benefit of our stockholders.

For fiscal year 2023, the Committee, after considering market practice survey data of our Peer Companies, awarded a 4% merit raise to the Officers as of July 1, 2023. The Committee approved the increase in base salary for each of the Officers based on individual merit and performance. The following table summarizes the annual base salary rates of our Named Executive Officers at fiscal year-end in 2023 compared to 2022.

Name	2022 Base Salary ($)	2023 Base Salary ($)
James E. Brown	574,918	597,914
Timothy M. Papp	415,000	431,600
Norman L. Sussman	413,332	429,865

Bonus (Non-Equity Incentive Plan Compensation)

The cash bonus element of our executive compensation is designed to reward our Officers for the achievement of shorter-term corporate goals, measurable on an annual basis, as well as, with certain exceptions noted below for the CEO, individual Officer performance. Our general process for determining the bonus element of our Officer compensation for fiscal year 2023 performance is set forth below.

In setting the target bonus for which each Officer would be eligible for fiscal 2023 performance, the Committee reviewed the bonuses of officers with comparable qualifications, experience and responsibilities at companies as reported in the 2022 Radford Survey and definitive proxies of the Peer Companies.

For performance in fiscal year 2023, the Committee set the target bonus for the CEO at 60% of such individual’s base notional salary, and for all other Officers at 30%–40% of such individual’s base notional salary. The two factors used by the Committee to determine the percentage of the target amount to be awarded to any individual Officer other than the CEO are the individual performance of such Officer during the relevant fiscal year and the Company’s performance as a whole against pre-set corporate objectives for fiscal year 2023 (the “Corporate Objectives”). The Committee retains the discretion to adjust actual bonus payments based on other factors, as discussed below.

The Corporate Objectives for each fiscal year are typically established by the Committee in consultation with our Officers in the first quarter of such fiscal year. The Corporate Objectives comprise product development, financial, business development and operational goals with varying degrees of difficulty and have associated target dates for accomplishment. Each objective is weighted based on its importance to the accomplishment of the Company’s plans. At the end of each fiscal year, the Committee makes a determination of the overall percentage of the Corporate Objectives accomplished by the Company as a whole during the fiscal year. The Committee exercises its reasonable discretion in determining the percentage of Corporate Objectives accomplished by the Company, including, for example, taking into account the achievement of any listed objective above expectations or the accomplishments of the Company that were not listed in the Corporate Objectives.

For fiscal year 2023, the Corporate Objectives against which Officer performance was evaluated consisted of, among others, the following goals.

•
Financial
o
The principal financial goals were to operate within the approved corporate budget, meet revenue and cash contribution targets for the ALZET® product line, have a cash and investments balance of at least $25 million at the time of the AHFIRM data readout, and end 2023 with a minimum of 18 months of cash runway.
•
Product Development of Larsucosterol and Research and Development
o
The primary goals related to completing the AHFIRM trial by the end of the second quarter, publishing the Phase 2a results in a peer reviewed journal, achieving certain manufacturing targets, developing commercial launch plans by the end of the second quarter, reporting topline data from AHFIRM by the end of 2023, submitting a request for and End of Phase 2 meeting with the FDA, and completing certain defined steps for the pursuit of an indication other than AH or for another new chemical entity.

The Committee believes that the accomplishments of the Company as a whole are an important measure of the performance of all of our Officers, including the effectiveness of their leadership and teamwork. In particular, the percentage of the total eligible amount that is normally awarded to the CEO as a bonus is based entirely on the Company’s overall performance and accomplishment of the Corporate Objectives because the Committee believes that the paramount duty of this individual is leadership. Thus, the bonus awarded to the CEO for a fiscal year is typically computed by multiplying the percentage determined by the Committee based on Corporate Objectives accomplished and the Company’s overall performance by 60% of the CEO base salary (the target bonus amount that he is eligible to receive as set by the Committee).

For a fiscal year, the Committee typically applies a weighting of Corporate Objectives (80% for Vice Presidents; 90% for Senior Vice Presidents; and 95% for the Chief Financial Officer, Chief Medical Officer and Executive Vice Presidents) and applies a weighting of individual performance (20% for Vice Presidents; 10% for Senior Vice Presidents; and 5% for the Chief Financial Officer, Chief Medical Officer and Executive Vice Presidents) for Officers other than the CEO.

The individual performance of each Officer, except for the CEO, is assessed as part of an annual written performance appraisal performed typically at the end of each fiscal year. At the end of each fiscal year or early in the following fiscal year, each Officer, together with his or her supervisor (e.g., the CEO), agrees upon a written set of objectives for the following fiscal year pertinent to the Officer individually (which includes goals for the functional area or business managed by such Officer). The supervisor also assesses the accomplishments of the Officer in the most recently completed fiscal year against the applicable pre-established objectives for that Officer in such year, and arrives at a percentage of goals accomplished. Thus, the bonus of each Officer other than the CEO is typically determined as follows:

Bonus Amount = (A% * B% + C% * D%) * E% * Base Salary

A = the percentage (5%, 10% or 20%) of individual performance applicable to the Officer

B = the percentage of personal objectives accomplished by the Officer as determined by the Officer’s supervisor

C = the percentage (80%, 90% or 95%) of weighting of Corporate Objectives

D = the percentage of Corporate Objectives accomplished and overall performance by the Company as determined by the Committee

E = the percentage (30%, 35% or 40%) of the base salary set as the maximum bonus target applicable to the Officer

Notwithstanding the general practice with respect to determination of Officer bonuses set forth above, the Committee retains complete discretion to adjust the result obtained using the general approach for individual variations in performance or business considerations.

The Board tracked performance against these corporate goals throughout fiscal year 2023. At the end of the year, the Committee determined that no corporate bonuses would be paid to all employees (including our Named Executive Officers) relative to 2023 performance, and thus did not come to a formal determination of the exact percentage of corporate goals that had been achieved.

The total calculated bonus award for the Named Executive Officers for 2023 are set forth in the table below.

	Annual Incentive Opportunity			Actual
Name	2023 Base Salary ($)	Target (as % of base salary)	Target ($)	2023 Earned Award ($)
James E. Brown	597,914	60%	358,748	—
'Timothy M. Papp	431,600	40%	172,640	—
Norman L. Sussman	429,865	40%	171,946	—

Equity Incentive Program

We intend that our equity incentive program is the primary vehicle for offering long-term incentives and rewarding our Officers and key employees. We also regard our equity incentive program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating our Officers to manage the Company in a manner that is consistent with our interests and those of our stockholders. It is our typical practice to grant stock options to our Officers and all employees annually in connection with our annual employee performance appraisal.

At the same meeting(s) during which the Committee determines our Officer base salaries for the following fiscal year and bonuses for performance in the previous fiscal year, the Committee also determines the ranges of stock options for which our Officers are eligible by rank. The Committee sets these ranges after consideration of (a) the value of equity incentive awards of officers with comparable qualifications, experience and responsibilities at the then-current peer companies, (b) the dilution that would be created by the stock options awards for that fiscal year (the “Burn Rate”), (c) the overall value of equity held by our employees as a retention incentive, and (d) the Company’s prior year performance. The Committee’s general philosophy is that the value of our equity incentive awards to our Officers should be competitive with the then-current peer companies subject to the Company maintaining a Burn Rate for its equity incentive programs that is not overly dilutive to our stockholders and comparable to other companies in the then-current peer group.

For our annual stock option grant, which occurred on February 21, 2023, the Committee targeted a Burn Rate (computed as total shares subject to the annual option grants to all employees including Officers for the 2023 fiscal year divided by total outstanding shares as of December 31, 2022) of approximately 2.5%.

The factors used by the Committee to determine the specific number of shares underlying any stock option grant to any individual Officer other than the CEO include the individual performance of such Officer during the prior fiscal year and the performance of the Company as a whole against the Corporate Objectives, as well as the factors described below in “Timing and Amount of Grants.” The specific number of shares underlying the stock option grants to our CEO is determined based on the performance of the Company as a whole against the Corporate Objectives and review of option grants by Peer Companies.

In addition, our Board of Directors and Committee may grant equity compensation to our Officers and employees at any time for incentive and retention purposes in keeping with our non-cash equity compensation practices outlined below.

August 2023 Option Grants

In August 2023, the Committee made the decision to grant performance-based stock options to our Named Executive Officers and certain employees. The performance-based stock option grants will vest upon meeting certain specified development and regulatory milestones within specified time frames related to larsucosterol for severe AH, with such vesting also subject to the optionee providing continuous service to the Company through the date of the applicable vesting event.

Stock Option Practices

Overview

It is our practice to grant stock options to all of our employees. Stock option award levels are determined based on market data and vary among individuals based on their positions within the Company and their individual performance. Stock options are generally granted in connection with:

•
the hiring of employees (including Officers);
•
the promotion of employees (including Officers);
•
the annual performance appraisal of employees (including Officers);
•
rewarding certain employees (including Officers) for exceptional accomplishments;
•
periodically in lieu of cash bonuses or voluntary reductions in salary; and
•
from time to time for incentive and retention purposes.

We also, from time-to-time, and on an infrequent basis, grant stock options to certain consultants with specialized skills who provide important services to us. All of our stock options are granted under and pursuant to the terms of our 2000 Stock Plan.

Authority

The Board has delegated the authority to grant stock options under specified terms and conditions to a committee consisting of our CEO, CFO and Vice President of Finance (the “Officer Committee”) in connection with the hiring and promotion of non-Officer employees and the rewarding of non-Officer employees for exceptional performance. Other than as expressly delegated by the Committee or the Board in accordance with the Stock Plan, the authority to grant stock options and other equity compensation resides exclusively with the Committee or the Board. In particular, the Committee or the Board has the exclusive authority to grant stock options to Directors and Officers.

Timing and Amount of Grants

Options to newly hired Officers are approved by action of our Board or the Committee by meeting or unanimous written consent prior to and granted effective as of the first day of employment of such Officer, typically at the same time as the ratification of their employment. Options to newly hired employees who are not Officers and where the number of shares underlying the stock option grant does not exceed 5,000 shares are granted by unanimous written consent of the Officer Committee on the tenth business day of the subsequent calendar month of their hire, and the Officer Committee meets or acts by unanimous written consent on or before the tenth business day of the calendar month to approve the option grants to be made on the tenth business day of the calendar month.

Annual grants of stock options to our employees and Officers are made usually in January or February of each year after the conclusion of our annual Company-wide performance appraisal of all employees for the previous fiscal year. Even though the Committee may complete the evaluation of the performance of Officers prior to the completion of the performance appraisal process for the entire Company, it has been our practice in the last several years to grant the stock options to Officers simultaneously with the grant of stock options to our employees. In determining the annual grant amounts, the Committee considers a review of market data for comparable positions and each individual’s accumulated vested and unvested awards, current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between Officers and in relation to other compensation elements, stockholder dilution and accounting expense, and corporate performance as well as each individual’s performance.

Other than as described above with respect to newly hired employees, it is our practice to grant stock options (such as in connection with promotions, rewarding exceptional accomplishments and grants to consultants) effective on the date of the Board, Committee or Officer Committee’s action by meeting or unanimous written consent.

We do not have a policy that precludes the granting of stock options when the Company or the Board is in possession of material nonpublic information or at certain periods in relation to our earnings releases. Although the Committee has considered whether such a policy would be advisable, the Committee does not feel that adoption of such policy is warranted at present since we grant stock options based on timelines in the normal course of business independent of the occurrence of these types of events (e.g., at a pre-established date each month for newly hired employees, on the first date of employment for newly hired Officers or upon the completion of the Company’s annual performance appraisal with respect to the annual grant). The Committee will periodically review the need for any such type of policy on timing, but at present, reserves the right to grant stock options at any time consistent with our policies, the Stock Plan and applicable laws and regulations.

Exercise Price and Other Terms

The exercise price for stock options we grant is the fair market value of our common stock as defined in the Stock Plan, which is the closing price on the day of the grant of our common stock on the Nasdaq Capital Market. Stock options granted to our employees (including Officers) typically have a term of 10 years. Annual grants of stock options generally vest on a quarterly basis over four years following the date of grant. Options in lieu of cash bonus generally vest immediately on the date of grant. Options in lieu of salary generally vest quarterly over one (1) year following the date of grant. On an infrequent basis, the Board or the Committee has granted stock options to employees (including Officers) with different vesting patterns consistent with the Stock Plan. The term and vesting of options granted to consultants vary depending on the circumstances.

Stock options, subject to required vesting, are exercisable for the term of the option so long as the optionee maintains continuous status as an employee or consultant with the Company. Generally, we have granted options that provide that if an optionee’s service to the Company as an employee, consultant or director terminates, such individual’s vested options will remain exercisable for periods of between 60 days and one year, with special longer periods of ten years for certain director options and for up to seven years for certain options granted in lieu of salary or director fees. The Administrator shall have the authority to extend the period of time for which an option is to remain exercisable following optionee’s termination; provided that in no event will an option be exercisable later than the expiration of the term of the option.

Benefits

Except as otherwise described in this Annual Report on Form 10-K, our Officers are not entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements (other than our 401(k) plan), post-retirement health coverage or similar benefits for our Officers or employees.

The benefits we provided in fiscal 2023 were as follows. We provide life insurance to all employees who work at least 30 hours per week (including Officers) with a limit of three times the employee’s salary (up to $350,000 of insurance per employee). In addition, we offer medical, dental and vision insurance, and provide accidental death and dismemberment insurance, short-term and long-term disability insurance to all employees who work at least 30 hours per week. We pay for approximately 85% of the total premium for medical, dental and vision insurance, respectively, and 100% of the total premium for accidental death and dismemberment insurance, short-term and long-term disability insurance. Our Officers, as with our employees, are eligible to participate in our 2000 Employee Stock Purchase Plan.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers, as with all eligible employees, are eligible to participate in our 401(k) plan. We do not provide matching contributions for any of our employees including our Officers.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred contribution or other deferred compensation plans.

Other Post-Employment Payments

All of our employees, including our Officers, are employees-at-will and as such do not have employment contracts with us. We also do not provide post-employment health coverage or other benefits, except in connection with the change of control agreements, details of which are included below under “Change of Control Agreements.”

Most Recent Advisory Vote on Executive Compensation

The Committee noted that at the 2023 Annual Meeting held on June 21, 2023, the Company’s executive compensation was approved on a non-binding, advisory basis based upon the following votes:

For	Against	Abstain	Broker Non-Vote
10,721,628	518,082	246,229	6,952,044

The Board of Directors and the Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation philosophy, policies and decisions were necessary based solely on the vote results.

Tax and Accounting Implications

Deductibility of Executive Compensation

While Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our executive officers, except with respect to certain grandfathered “performance-based” arrangements, the Committee retains the discretion to award compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the date of grant based on the stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite period in a manner similar to other forms of compensation paid to employees and directors. Our financial statements include more information regarding accounting for stock-based compensation.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for the fiscal years ended December 31, 2023 and 2022, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our other Named Executive Officers.

In 2023 and 2022, we did not grant any stock awards and we do not currently offer pension or nonqualified deferred compensation plans.

Summary Compensation Table for Fiscal 2023

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation (2)($)	All Other Compensation (3)($)	Total ($)
James E. Brown, D.V.M.	2023	586,416	(4)	—	812,320	—	47,048	1,445,784
President and Chief Executive Officer	2022	574,918		—	628,164	272,076	38,867	1,514,025

Timothy M. Papp	2023	423,300		—	243,696	—	4,316	671,312
Chief Financial Officer	2022	207,500		—	209,400	66,466	2,958	486,324

Norman L. Sussman	2023	421,599	(5)	—	182,772	—	50,107	654,478
Chief Medical Officer	2022	413,332		—	261,736	131,873	42,740	849,681

(1)
Amounts in this column reflect the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718 granted during the year indicated. For more information, please see Note 9 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 regarding assumptions underlying the valuation of equity awards. The grant date fair value of the options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant. These amounts reflect our accounting expense for these stock options and do not represent the actual economic value that may be realized by each Named Executive Officer. There can be no assurance that these amounts will ever be realized.
(2)
The amounts for 2022 represent the bonus payments made pursuant to our incentive plan based on the achievement of certain pre-determined corporate objectives set by the Committee. The total calculated bonus award for fiscal year 2022 performance was paid 25% in cash and 75% in options to all employees (including our Named Executive Officers) relative to 2022 performance. The total shares subject to each bonus option were determined by using a standard Black-Scholes option-pricing model. On February 21, 2023, the Committee granted 50,665 bonus options (with a value of $203,086) to Dr. Brown; 12,377 bonus options (with a value of $49,612) to Mr. Papp and 24,557 bonus options (with a value of $98,434) to Dr. Sussman. The bonus options were granted with an exercise price equal to the closing price of a share of the Company’s common stock on the grant date ($5.07) and were fully vested upon the date of grant. For more information regarding the awards made to each Named Executive Officer, see the section titled “Bonus (Non-Equity Incentive Plan Compensation)” of the Compensation Discussion and Analysis above. There were no bonuses awarded to our Named Executive Officers relative to 2023 performance.
(3)
Includes amounts associated with insurance premiums we pay for Accidental Death and Dismemberment, Life, Medical, Dental, Vision, short-term and long-term disability insurance and medical insurance waiver incentives and remote internet reimbursement starting in May 2021, which are available to all employees.
(4)
Dr. Brown’s salary increased from $574,918 to $597,914 effective July 1, 2023.
(5)
Mr. Papp’s salary increased from $415,000 to $431,600 effective July 1, 2023.
(6)
Dr. Sussman’s salary increased from $413,332 to $429,865 effective July 1, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR—EXECUTIVE OFFICERS

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding option awards at fiscal year-end for our Named Executive Officers. All options were granted under our 2000 Stock Plan. In addition, there were no stock awards outstanding for the individuals named below at December 31, 2023.

Outstanding Option Awards at December 31, 2023

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date (1)
James E. Brown	14,999	—	—	20.90	1/31/2014(4)	1/31/2024
	11,706	—	—	20.90	1/31/2014(3)	1/31/2024
	4,807	—	—	13.60	3/28/2014(5)	3/28/2024
	24,999	—	—	8.80	1/09/2015(4)	1/09/2025
	3,703	—	—	17.50	3/26/2015(5)	3/26/2025
	19,999	—	—	11.60	1/28/2016(4)	1/28/2026
	4,807	—	—	13.50	3/31/2016(5)	3/31/2026
	16,720	—	—	11.60	1/28/2016(3)	1/28/2026
	14,567	—	—	13.10	1/9/2017(3)	1/9/2027
	22,499	—	—	13.10	1/9/2017(4)	1/9/2027
	4,717	—	—	14.00	6/19/17(5)	6/19/2027
	18,821	—	—	12.40	1/26/2018(3)	1/26/2028
	24,999	—	—	12.40	1/26/2018(4)	1/26/2028
	22,175	—	—	5.77	1/23/2019(3)	1/23/2029
	14,999	—	—	5.77	1/23/2019(4)	1/23/2029
	21,092	1,407	—	21.10	1/21/2020(4)	1/21/2030
	14,368	6,531	—	20.30	1/15/2021(4)	1/15/2031
	—	—	10,450	20.30	1/15/2021(7)	1/15/2031
	41,829	53,781	—	8.71	1/6/2022(4)	1/6/2032
	50,665	—	—	5.07	2/21/2023(3)	2/21/2033
	37,500	162,500	—	5.07	2/21/2023(4)	2/21/2033
	—	—	250,000	3.32	8/23/2023(7)	8/23/2033

Timothy M. Papp	18,750	41,250	—	4.52	7/1/2022(2)	7/1/2032
	12,377	—	—	5.07	2/21/2023(3)	2/21/2033
	11,250	48,750	—	5.07	2/21/2023(4)	2/21/2033
	—	—	50,000	3.32	8/23/2023(7)	8/23/2033

Norman L. Sussman	15,000	5,000	—	17.70	11/2/2020(2)	11/2/2030
	—	—	5,000	17.70	11/2/2020(7)	11/2/2030
	6,874	3,126	—	20.30	1/15/2021(4)	1/15/2031
	—	—	5,000	20.30	1/15/2021(7)	1/15/2031
	17,428	22,409	—	8.71	1/6/2022(4)	1/6/2032
	24,557	—	—	5.07	2/21/2023(3)	2/21/2033
	8,437	36,563	—	5.07	2/21/2023(4)	2/21/2033
	—	—	50,000	3.32	8/23/2023(7)	8/23/2033

(1)
The original term of these option grants is ten (10) years from the date of grant.
(2)
The vesting schedule associated with these option grants is as follows: one-fourth (1/4) of the total shares subject to such option shall vest on the one-year anniversary of the date of grant, and one-sixteenth (1/16) of the total shares subject to the option shall vest quarterly over three (3) years following the one-year anniversary, subject to continued service on each applicable vesting date.
(3)
The vesting schedule associated with these option grants is as follows: 100% of the total shares subject to such option vested on the date of grant.
(4)
The vesting schedule associated with these option grants is as follows: one-sixteenth (1/16) of the total shares subject to the option shall vest quarterly over four (4) years following the date of grant, subject to continued service on each applicable vesting date.

(5)
The vesting schedule associated with these option grants is as follows: one-fourth (1/4) of the total shares subject to the option shall vest quarterly over one (1) year following the date of grant, subject to continued service on each applicable vesting date.
(6)
The vesting schedule associated with the option grant is as follows: one forty-eighth (1/48) of the total shares subject to the option shall vest monthly over four (4) years following the date of grant, subject to continued service on each applicable vesting date.
(7)
The vesting schedule associated with these option grants is as follows: the performance-based stock option grants will vest upon meeting certain specified development and regulatory milestones within specified time frames related to larsucosterol for severe AH, with such vesting also subject to the optionee providing continuous service to the Company through the date of the applicable vesting event.

CHANGE OF CONTROL AGREEMENTS

We maintain a change of control policy applicable to our officers who hold the rank of Vice President and above (who are not party to any other change of control agreement with us) which provides that, in the event that such officer’s employment is terminated without cause or constructively terminated, in connection with and prior to a change in our control, or within twenty-four months following a change in our control, then: (1) the unvested portion of any stock option held by such officer shall automatically accelerate so as to become completely vested as of the effective date of the termination, and (2) such officer shall receive a cash payment equal to one year of such officer’s then current notional salary, provided that such cash payment will be equal to two years of such officer’s then current notional salary in the case of James E. Brown.

In December 2020, our Committee amended the change of control policy to, among other things, provide that cash payments would be made in the form of a lump sum rather than installments over 12 months, make certain changes with respect to the restrictive covenants required to earn severance benefits, and make certain other clarifying changes. The policy, as amended, provides any such severance benefits are conditioned upon such officer delivering to us an effective release of claims against us, complying with certain non-disparagement covenants, and cooperating with the Company in order to ensure an orderly transfer of his or her duties and responsibilities. If the Officer breaches any of these requirements, the Company will have no further obligation to pay to the Officer any benefit under this policy, and the Officer will be obligated to repay to the Company all benefits previously paid to, or on behalf of, the Officer under this policy. The policy contains a “better after-tax” provision, which provides that if any of the payments to an executive constitutes a parachute payment under Code Section 280G, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Code Section 4999. In December 2023, our Compensation Committee reviewed the policy and no changes were made.

Had a change in control occurred during fiscal 2023 and had their employment been terminated on December 31, 2023, our Named Executive Officers would have been eligible to receive the payments set forth in the columns under the heading “Terminations Within 24 Months of a Change in Control” in the table below without taking into account the impact of the “better after-tax” provision.

Terminations Within 24 Months of a Change in Control
Name	Severance Payments ($)	Value of Accelerated Unvested Options (1)($)
James E. Brown	1,195,828	—
Timothy M. Papp	431,600	—
Norman L. Sussman	429,865	—

(1)
The value of accelerated vesting of the options is based solely on the excess, if any, of $0.59 per share, the closing market price on December 31, 2023, over the exercise price of the unvested portion (as of December 31, 2023) of our Named Executive Officers’ stock options. Because many of our stock options have exercise prices higher than our current stock price, if our stock value was higher at the time of any actual termination of employment, additional stock options could have considerable value.

Compensation Recovery Policy

In accordance with the final rules adopted by the SEC and Nasdaq implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, our Board approved the Company’s Corporation Compensation Recovery Policy, effective as of October 2, 2023, which provides that in the event the Company is required to restate any of its financial statements that have been filed with the SEC, then the Compensation Committee will seek to recover any erroneously awarded performance-based incentive-based compensation (including any performance-based cash and equity awards and salary increases earned wholly or in part based on the attainment of financial performance goals) received by any person who is or was a Section 16 officer during the three-fiscal year recovery period.

DIRECTOR COMPENSATION

Overview of Compensation and Procedures

The Compensation Committee reviews the level of compensation of our non-employee directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee directors is, we have historically obtained data from a number of different sources including:

•
publicly available data describing director compensation in peer companies;
•
survey data collected by our human resources department; and
•
information obtained directly from other companies.

We compensate non-employee members of the Board through a mixture of cash and equity-based compensation. In 2021, the Compensation Committee retained Larry Setren & Associates, an independent compensation consulting firm, to analyze the director compensation programs. Subsequent to this review, effective January 1, 2022, each non-employee director became eligible to receive a cash retainer fee equal to $40,000 per year in addition to annual cash retainer fees for serving on the following committees: (a) Audit Committee (retainer of $8,000 or $22,500 for the chairperson), (b) Compensation Committee (retainer of $6,000 or $15,000 for the chairperson), (c) Nominating and Corporate Governance Committee (retainer of $5,000 or $12,000 for the chairperson), and (d) Research and Development Committee ($7,500 or $15,000 for the chairperson). The cash retainer fees are paid on a quarterly basis in arrears. In connection with her appointment as the Chair of the Board, effective March 17, 2023, Ms. Maderis receives a cash retainer fee of $70,000 per year.

All of our current non-employee directors receive stock option grants under our 2000 Stock Plan as part of their compensation for their service. When each non-employee director first becomes a director, he or she receives nonstatutory options to purchase shares of our common stock covering 7,000 shares. These options have a ten-year term and become exercisable in installments of one-third of the total number of shares granted on each anniversary of the grant. Additionally, each director who had served for at least 6 months received options to purchase additional shares of our common stock on the date of the annual stockholder meeting (Annual Grant) covering 5,500 shares, and such Annual Grant vests on the day before the first anniversary of the date of grant of the Annual Grant.

Options granted on or after June 24, 2013 may be exercised only (1) while the individual is serving as a director on the Board, (2) within 12 months after termination by death or disability or (3) within 24 months after the individual’s term as director ends for any other reason. In 2019, the Board extended the post termination exercise period of approximately 238,644 vested options held by non-employee directors who served on the Board for more than 10 years based on a policy adopted by the Board. The policy stipulated that upon retirement of any member of the Board who has served on the Board for at least 10 years prior to the effective date of such retirement, all options held by such directors shall continue to be exercisable until the earlier of (a) the termination date of such option or (b) 10 years after such director's retirement date.

Employee directors receive no additional compensation for serving on our Board of Directors.

The following table sets forth certain information regarding the compensation of each non-employee member of our Board of Directors for the fiscal year ended December 31, 2023.

Director Compensation for Fiscal 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Mohammad Azab, M.D., M. Sc., M.B.A.	58,500	23,115	—	81,615
Terrence F. Blaschke, M.D.	60,000	23,115	—	83,115
Gail M. Farfel, Ph.D.	47,500	23,115	—	70,615
Peter S. Garcia, M.B.A.	61,613	23,115	—	84,728
David R. Hoffmann (1)	38,909	—	—	38,909
Gail J. Maderis, M.B.A.	86,629	23,115	—	109,744
Judith J. Robertson	60,000	23,115	—	83,115

(1)
Mr. David R. Hoffmann retired from the Board in June 2023.
(2)
Amounts shown represent the aggregate grant date fair value of the stock option awards. In June 2023, an option to purchase 5,500 shares of our common stock at $5.29 per share was granted under our 2000 Stock Plan to each of the directors (with a fair value of $23,115 for each option grant). For more information, please see Note 9 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 regarding the assumptions underlying the valuation of equity awards.

The following table sets forth certain information regarding outstanding equity awards at December 31, 2023 of all of our non-employee directors:

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable
Mohammad Azab, M.D., M. Sc., M.B.A.	12,916	7,834
Terrence F. Blaschke, M.D.	49,098	5,500
Gail M. Farfel, Ph.D.	23,500	5,500
Peter S. Garcia, M.B.A.	10,167	7,833
Gail J. Maderis, M.B.A.	12,916	7,834
Judith J. Robertson	23,500	5,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 26, 2024 by:

•
each stockholder whom we know to beneficially own more than 5% of our common stock;
•
each of our directors;
•
each of our Named Executive Officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options, warrants and conversion privileges that are currently exercisable or exercisable within 60 days of March 26, 2024 are deemed to be outstanding and beneficially owned by the person holding such options, warrants or convertible securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The number and percentage of shares beneficially owned are based on 31,035,981 shares of common stock outstanding as of March 26, 2024. Except as otherwise noted, the address of each person listed in the table is c/o DURECT Corporation, 10240 Bubb Road, Cupertino, California 95014.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Holders of 5% or more of our common stock
Ingalls & Snyder, LLC (1)	2,558,012	8.2%
Directors and Named Executive Officers
James E. Brown, D.V.M. (2)	639,882	2.0%
Timothy M. Papp (3)	57,377	*
Norman L. Sussman (4)	87,551	*
Mohammad Azab, M.D., M. Sc., M.B.A. (5)	21,250	*
Terrence F. Blaschke, M.D. (6)	50,756	*
Gail M. Farfel, Ph.D. (7)	33,500	*
Peter S. Garcia, M.B.A. (8)	17,167	*
Gail J. Maderis, M.B.A. (9)	35,250	*
Judith J. Robertson (10)	59,113	*
All executive officers and directors as a group (9 persons) (11)	1,001,846	3.2%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Based upon a Schedule 13G filed by Ingalls & Snyder, LLC on March 27, 2024. Ingalls & Snyder, LLC is deemed to be the beneficial owner with shared dispositive power over 2,558,012 shares of our common stock. The stockholder's address is 1325 Avenue of the Americas, New York, NY 10019.

(2)
Includes 176,453 shares of our common stock held by James E. Brown, 56,000 shares of our common stock held by the James & Karen Brown 1998 Trust U/A and 8,000 shares of our common stock held by the James & Karen Brown 2006 Trust U/A. Also includes 399,429 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(3)
Includes 57,377 shares of our common stock issuable upon exercise of options exercisable by Timothy M. Papp within 60 days of March 26, 2024.
(4)
Includes 900 shares of our common stock held by Norman L. Sussman. Also includes 86,651 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(5)
Includes 6,000 shares of our common stock held by Mohammad Azab. Also includes 15,250 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(6)
Includes 2,800 shares of our common stock held by Terrence F. Blaschke and 300 shares of our common stock held by the Terrence and Jeannette Blaschke Trust U/A dated November 11, 1993. Also includes 47,656 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(7)
Includes 10,000 shares of our common stock held by Gail M. Farfel. Also includes 23,500 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(8)
Includes 7,000 shares of our common stock held by Peter S. Garcia. Also includes 10,167 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(9)
Includes 20,000 shares of our common stock held by the Gail J. Maderis Revocable Trust dated April 8, 2013 Gail Maderis TTEE. Also includes 20,000 shares of our common stock held by Gail J. Maderis. Also includes 15,250 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(10)
Includes 35,613 shares of our common stock held by Judith J. Robertson. Also includes 23,500 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 26, 2024.
(11)
Includes an aggregate of 678,780 shares of our common stock issuable pursuant to the exercise of outstanding stock options exercisable within 60 days of March 26, 2024 held by all of our executive officers and directors as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,128,259	$9.37	940,875	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,128,259	$9.37	940,875

(1)
Consists of the following equity compensation plans: (i) our 2000 Stock Plan and (ii) our 2000 Employee Stock Purchase Plan.
(2)
Includes 885,208 shares of our common stock reserved under our 2000 Stock Plan for future issuance, and includes 55,667 shares of our common stock reserved under our 2000 Employee Stock Purchase Plan for future issuance, including shares that will be purchased during the most recent purchase period under the 2000 Employee Stock Purchase Plan commencing on November 1, 2023 and ending on April 30, 2024.

Item 13. Certain Relationships, Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS

In accordance with the Audit Committee charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions (as defined in Item 404 of Reg. S-K), other than compensation transactions, which are subject to the auspices of the Compensation Committee. Although we have not entered into any financial transactions with any immediate family member of any of our directors or executive officers, if we were to do so, any such material financial transaction would need to be approved by the Audit Committee before we enter into such a transaction. The Audit Committee also reviews and approves our proxy statement and the information contained therein.

INDEPENDENCE OF BOARD OF DIRECTORS AND ITS COMMITTEES

Under Nasdaq listing standards, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the closing of the Company's initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We currently satisfy the audit committee independence requirements of Rule 10A-3. Additionally, Compensation Committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our directors who served during 2023 or is currently serving, other than Dr. Brown and Dr. Farfel, was or is an independent director as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

OTHER TRANSACTIONS

During the last fiscal year, we granted options to purchase common stock to our employees and directors as reported in this Annual Report on Form 10-K.

We have entered into indemnification agreements with each of our directors and executive officers. Such agreements require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Item 14. Principal Accountant Fees and Services.

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL ACCOUNTANT

During the fiscal years ended December 31, 2023 and 2022, Ernst & Young LLP, our independent registered public accounting firm and principal accountants, billed the fees set forth below. All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees for 2023 and 2022 were pre-approved by the Audit Committee according to the policies and procedures described above under the caption “The Board, Board Committees and Meetings—Audit Committee.”

	Years Ended December 31,
	2023	2022
Audit Fees	$1,238,524	$974,200
Tax Fees	83,298	76,146
Total	$1,321,822	$1,050,346

Audit Fees

Audit Fees include fees for audit services associated with the 2023 and 2022 audits of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Audit Fees also include fees for advice on audit and accounting matters that arose during, or as a result of, the audit or the review of annual and interim financial statements, respectively. Additionally, the 2023 and 2022 Audit Fees include approximately $97,500 and $74,000, respectively, related to the review of SEC registration statements, issuance of comfort letters, and issuance of consents.

Tax Fees

Tax fees include tax compliance services related to preparation of tax returns, assistance with filing of employee retention credits with the Internal Revenue Service and other tax matters.

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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 4, 2010).

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

3.4	Certificate of Correction to the Charter Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A, as filed with the SEC on June 25, 2021).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2022).

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K, as filed with the SEC on March 8, 2023).

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-31615), as filed with the SEC on December 17, 2014).

3.8

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-128979), as initially filed with the SEC on October 13, 2005).

3.9

Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on August 5, 2010).

4.1*	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

4.2	Form of Warrant (February 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

4.3	Form of Pre-Funded Warrant (February 2023) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

Exhibit Number	Description

4.4	Form of Warrant (July 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2023).

10.1+

Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), as initially filed with the SEC on April 20, 2000).

10.2+	2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2022).

10.3+	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31615) filed on June 22, 2023).

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.28+

Offer letter between Norman L. Sussman and the Company dated October 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 2, 2022).

10.29+

Employment Agreement with James E. Brown (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), as initially filed with the SEC on April 20, 2000).

10.30	Form of Securities Purchase Agreement, dated February 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

10.31

Addendum IV to Lease between the Company and Wescove Vacaville, LLC dated as of May 11, 2023 (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 10, 2023).

10.32	Securities Purchase Agreement, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2023).

Exhibit Number	Description

10.33

Sixth amendment to Lease between the Company and De Anza Enterprises LLC dated as of September 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 14, 2023).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Company Compensation Recovery Policy

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021, (iii) Condensed Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Condensed Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
James E. Brown

/s/ TIMOTHY M. PAPP	Chief Financial Officer (Principal Accounting Officer)	March 28, 2024
Timothy M. Papp

/s/ MOHAMMAD AZAB	Director	March 28, 2024
Mohammad Azab

/s/ terrence f. blaschke	Director	March 28, 2024
Terrence F. Blaschke

/s/ Gail M. farfel	Director	March 28, 2024
Gail M. Farfel

/s/ PETER S. GARCIA	Director	March 28, 2024
Peter S. Garcia

/s/ GAIL J. MADERIS	Director, Chair of the Board	March 28, 2024
Gail J. Maderis

/s/ judith j. Robertson	Director	March 28, 2024
Judith J. Robertson