Form 10-Q
period 2024-06-30
DURECT CORP
filed 2024-08-14
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 31,039,381 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report on Form 10-Q or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. Forward-looking statements made in this report include, but are not limited to, statements about:

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
•
our communication with the U.S. Food and Drug Administration (“FDA”) regarding the trial design for a Phase 3 clinical trial for larsucosterol in AH and the potential for a New Drug Application filing as well as our plans and ability to obtain sufficient capital resources to initiate a Phase 3 clinical trial in 2024 with topline results expected by the second half of 2026;
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
•
the composition of future revenues; and
•
accounting policies and estimates.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 and any additional risk factors that may be described herein or in our subsequent filings with the SEC “Risk Factors” section. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2024	December 31, 2023
A S S E T S
Current assets:
Cash and cash equivalents	$15,646	$28,400
Short-term investments	-	1,280
Accounts receivable, net	1,012	1,261
Inventories, net	2,474	2,219
Prepaid expenses and other current assets	818	1,511
Total current assets	19,950	34,671
Property and equipment, net	67	91
Operating lease right-of-use assets	3,390	3,980
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	128	128
Total assets	$29,854	$45,189
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$394	$1,777
Accrued liabilities	4,670	5,966
Term loan, current portion, net	12,545	16,663
Operating lease liabilities, current portion	1,299	1,381
Warrant liabilities	3,020	1,224
Total current liabilities	21,928	27,011
Operating lease liabilities, non-current portion	2,220	2,702
Other long-term liabilities	669	693
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	605,370	603,780
Accumulated other comprehensive loss	(7)	(14)
Accumulated deficit	(600,349)	(589,006)
Stockholders’ equity	5,037	14,783
Total liabilities and stockholders’ equity	$29,854	$45,189

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Collaborative research and development and other revenue	$606	$508	$1,102	$1,151
Product revenue, net	1,565	1,573	2,896	2,984
Total revenues	2,171	2,081	3,998	4,135
Operating expenses:
Cost of product revenues	356	359	645	747
Research and development	2,247	7,946	6,366	16,539
Selling, general and administrative	2,972	3,827	6,108	7,922
Total operating expenses	5,575	12,132	13,119	25,208
Loss from operations	(3,404)	(10,051)	(9,121)	(21,073)
Other income (expense):
Interest and other income	227	511	548	1,028
Interest and other expenses	(445)	(749)	(974)	(1,475)
Change in fair value of warrant liabilities	(78)	(892)	(1,796)	1,585
Issuance cost for warrants	—	—	—	(1,200)
Loss on issuance of warrants	—	—	—	(2,033)
Other income (expense), net	(296)	(1,130)	(2,222)	(2,095)
Net loss	(3,700)	(11,181)	(11,343)	(23,168)
Net change in unrealized gain on available-for-sale securities, net of reclassification adjustments and taxes	3	1	7	7
Total comprehensive loss	$(3,697)	$(11,180)	$(11,336)	$(23,161)

Net loss per share
Basic	$(0.12)	$(0.46)	$(0.37)	$(0.96)
Diluted	$(0.12)	$(0.46)	$(0.37)	$(0.96)

Weighted-average shares used in computing net loss per share
Basic	31,038	24,508	30,838	24,140
Diluted	31,038	24,508	30,838	24,377

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	702	—	648	—	—	648
Stock-based compensation expense from stock options and ESPP shares	—	—	508	—	—	508
Net loss	—	—	—	—	(7,643)	(7,643)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	4	—	4
Balance at March 31, 2024	31,036	$23	$604,936	$(10)	$(596,649)	$8,300
Issuance of common stock upon exercise of stock options and from the ESPP	3	—	3	—	—	3
Stock-based compensation expense from stock options and ESPP shares	—	—	431	—	—	431
Net loss	—	—	—	—	(3,700)	(3,700)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	3	—	3
Balance at June 30, 2024	31,039	$23	$605,370	$(7)	$(600,349)	$5,037

Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock in the February 2023 registered direct offering	1,700	—	—	—	—	—
Stock-based compensation expense from stock options and ESPP shares	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(11,987)	(11,987)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	6	—	6
Balance at March 31, 2023	24,485	$23	$588,695	$(7)	$(573,369)	$15,342
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	118	—	658	—	—	658
Issuance of common stock upon exercise of stock options and from the ESPP	6	—	23	—	—	23
Stock-based compensation expense from stock options and ESPP shares	—	—	657	—	—	657
Net loss	—	—	—	—	(11,181)	(11,181)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				1	—	1
Balance at June 30, 2023	24,609	$23	$590,033	$(6)	$(584,550)	$5,500

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(11,343)	$(23,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	49	78
Stock-based compensation	943	1,261
Change in fair value of warrant liabilities	1,796	(1,585)
Loss on issuance of warrants	—	2,033
Other	150	237
Changes in assets and liabilities:
Accounts receivable	249	2,119
Inventories	(258)	(150)
Prepaid expenses and other assets	693	796
Accounts payable	(1,383)	(2,126)
Accrued liabilities	(1,328)	1,721
Deferred revenue	—	178
Total adjustments	911	4,562
Net cash used in operating activities	(10,432)	(18,606)
Cash flows from investing activities
Purchases of property and equipment	—	(39)
Purchases of available-for-sale securities	(887)	(3,044)
Proceeds from maturities of short-term investments	2,200	—
Net cash provided by (used in) investing activities	1,313	(3,083)
Cash flows from financing activities
Payments on equipment financing obligations	—	(1)
Payments on term loan principal	(4,286)	(714)
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	648	658
Net proceeds from issuance of common stock upon exercise of stock options and from the ESPP	3	23
Proceeds from issuances of warrants and common stock	—	10,000
Net cash (used in) provided by financing activities	(3,635)	9,966
Net decrease in cash, cash equivalents, and restricted cash	(12,754)	(11,723)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	28,550	43,633
Cash, cash equivalents, and restricted cash, end of the period (1)	$15,796	$31,910

(1) Includes restricted cash of $150,000 included in long-term restricted investments on the condensed balance sheets at June 30, 2024 and December 31, 2023 and short-term restricted investments on the condensed balance sheets June 30, 2023, respectively.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNA methyltransferases ("DNMTs"), epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-associated hepatitis ("AH") patients. Larsucosterol is in clinical development for the potential treatment of AH, for which the FDA has granted Fast Track Designation and Breakthrough Therapy Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH is also being explored. In addition, POSIMIR® (bupivacaine solution) for infiltration use, a non-opioid analgesic utilizing the innovative SABER® platform technology, is FDA-approved and has been exclusively licensed to Innocoll Pharmaceuticals for commercialization in the United States. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2024, the operating results and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2024, the Company had an accumulated deficit of $600.3 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 6, the Company classified the remaining balance of its term loan as a current liability on the Company’s balance sheets as of June 30, 2024 and December 31, 2023 due to the timing of repayment obligations and due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

The Company’s inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$170	$165
Work in process	1,335	1,164
Finished goods	969	890
Total inventories	$2,474	$2,219

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of June 30, 2024, the weighted-average remaining lease term was 3.10 years for the Company’s leased properties.

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

Total revenue by geographic region based on customers’ locations for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$1,182	$1,143	$2,155	$2,421
Europe	644	613	1,187	1,044
Japan	140	112	287	282
Other	205	213	369	388
Total	$2,171	$2,081	$3,998	$4,135

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

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Condensed Unaudited Statements of Operations and Comprehensive Loss.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic loss per share computation:
Net loss	$(3,700)	$(11,181)	$(11,343)	$(23,168)
Weighted average number of shares outstanding - basic	31,038	24,508	30,838	24,140
Net loss per share - basic	$(0.12)	$(0.46)	$(0.37)	$(0.96)

Diluted loss per share computation:
Net loss	$(3,700)	$(11,181)	$(11,343)	$(23,168)
Change in fair value of pre-funded warrant liabilities	—	—	—	258
Net loss adjusted for change in fair value of warrant liabilities	$(3,700)	$(11,181)	$(11,343)	$(23,426)

Weighted average shares used to compute basic net loss per share	31,038	24,508	30,838	24,140
Dilutive effect of pre-funded warrants	—	—	—	237
Weighted average shares used to compute diluted net loss per share	31,038	24,508	30,838	24,377
Net loss per share - diluted	$(0.12)	$(0.46)	$(0.37)	$(0.96)

Options to purchase approximately 3.8 million and 3.9 million shares of common stock were excluded from the denominator in the calculation of diluted net loss share for the three and six months ended June 30, 2024, respectively, as the effect would be anti-dilutive. Options to purchase approximately 3.1 million and 3.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2023, respectively, as the effect would be anti-dilutive.

Both the pre-funded warrants and the common warrants to purchase shares of common stock entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares, but are not required to absorb losses incurred. As a result, all warrants were excluded from basic net loss per share calculations during the three and six months ended June 30, 2024 and 2023, respectively. For diluted net loss per share purposes, warrants are included in the number of shares outstanding if the effect is dilutive. The dilutive effect of pre-funded warrants was 237,000 shares for the six months ended June 30, 2023. Pre-funded warrants to purchase 300,000 shares were excluded in the computation of diluted net loss per share for the three months ended June 30, 2023 because the effect would be anti-dilutive. Additional common warrants to purchase 3.6 million and 3.6 million shares were excluded from the denominator in the calculation of diluted net loss share for the three and six months ended June 30, 2024, respectively, as the effect would be anti-dilutive. Additional common warrants to purchase 2.0 million and 1.6 million shares were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2023, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $606,000 and $1.1 million for the three and six months ended June 30, 2024, respectively, compared with $508,000 and $1.2 million for the corresponding periods in 2023. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited ("Indivior") with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

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

The Company receives tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States. The Company may earn additional milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. There were no revenues recognized related to the Innocoll Agreement for the three and six months periods ended June 30, 2024 and 2023.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the Company receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three and six months ended June 30, 2024 and 2023 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2024 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,165	$—	$—	$1,165
Certificates of deposit	150	—	—	150
Commercial paper	12,821	—	(7)	12,814
	$14,136	$—	$(7)	$14,129
Reported as:
Cash and cash equivalents	$13,986	$—	$(7)	$13,979
Long-term restricted investments	150	—	—	150
	$14,136	$—	$(7)	$14,129

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$951	$—	$—	$951
Certificates of deposit	150	—	—	150
Commercial paper	24,896	—	(14)	24,882
	$25,997	$—	$(14)	$25,983
Reported as:
Cash and cash equivalents	$24,566	$—	$(13)	$24,553
Short-term investments	1,281	—	(1)	1,280
Long-term restricted investments	150	—	—	150
	$25,997	$—	$(14)	$25,983

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2024, by contractual maturity (in thousands):

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$12,821	$12,814
Mature after one year through five years	150	150
	$12,971	$12,964

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2024.

As of June 30, 2024, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period - February 2023 issuance (Pre-funded warrants)	$—	$1,359	$—	$—
Initial fair value at the original issuance date	—	—	—	1,743
Change in fair value during the period	—	126	—	(258)
Fair value at end of period - February 2023 issuance (Pre-funded warrants)	$—	$1,485	$—	$1,485

Fair value at beginning of period - February 2023 issuance (Common warrants)	$672	$8,197	$312	$—
Initial fair value at the original issuance date	—	—	—	10,290
Change in fair value during the period	42	766	402	(1,327)
Fair value at beginning of period - February 2023 issuance (Common warrants)	$714	$8,963	$714	$8,963

Fair value at beginning of period - July 2023 issuance (Common warrants)	$2,270	$—	$912	$—
Change in fair value during the period	36	—	1,394	—
Fair value at end of period - July 2023 issuance	$2,306	$—	$2,306	$—

Total fair value at end of period	$3,020	$10,448	$3,020	$10,448

February 2023 Warrants

In February 2023, the Company issued pre-funded warrants to purchase an aggregate of 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

Pre-Funded Warrants

The pre-funded warrants were accounted for as current liabilities on the balance sheets and were adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding pre-funded warrants was $1.7 million, zero and zero as of February 8, 2023 (i.e., the issuance date), December 31, 2023 and June 30, 2024, respectively. In November 2023, all 300,000 shares of the pre-funded warrants were exercised in accordance with the financing agreement, resulting in an issuance of 300,000 shares of common stock to the holder. The Company calculated the estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model with the following key assumptions:

February 8, 2023 (issuance)
Common stock price	$5.81
Exercise price per share	$0.00001
Expected volatility	86.60%
Risk-free interest rate	3.82%
Contractual term (in years)	5.00
Expected dividend yield	—%

Common Warrants

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $10.3 million, $312,000 and $714,000 as of February 8, 2023 (i.e., the issuance date), December 31, 2023 and June 30, 2024, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x) the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte Carlo simulation model with the following key assumptions. The Company took the likelihood of achieving certain clinical events and related impact on the Company's common stock price into account, as appropriate.

The exercise price for the outstanding common warrants (i.e., 600,000 shares) was adjusted down from $5.00 per share to $0.51 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023. There were 600,000 shares of outstanding common warrants as of June 30, 2024.

	February 8, 2023 (issuance)	December 31, 2023	June 30, 2024
Common stock price	$5.81	$0.59	$1.29
Exercise price per share	$5.00	$0.51	$0.51
Expected volatility	86.60%	118.00%	122.00%
Risk-free interest rate	3.82%	3.93%	4.43%
Contractual term (in years)	5.00	4.10	3.50
Expected dividend yield	—%	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $5.8 million, $912,000 and $2.3 million as of July 21, 2023 (i.e., the issuance date), December 31, 2023 and June 30, 2024, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	July 21, 2023 (issuance)	December 31, 2023	June 30, 2024
Common stock price	$3.05	$0.59	$1.29
Exercise price per share	$4.89	$4.89	$4.89
Expected volatility	88.60%	115.60%	116.98%
Risk-free interest rate	4.18%	3.88%	4.43%
Contractual term (in years)	5.00	4.60	4.06
Expected dividend yield	—%	—%	—%

There have been no exercises of the common warrants issued in the July 2023 registered direct offering.

Note 4. Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued contract research and manufacturing costs	$2,899	$2,340
Accrued compensation and benefits	1,056	1,320
Accrued clinical costs	68	1,578
Others	647	728
Total	$4,670	$5,966

Note 5. Stock-Based Compensation

As of June 30, 2024, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of product revenues	$4	$5	$8	$9
Research and development	164	301	376	593
Selling, general and administrative	266	353	559	659
Total stock-based compensation	$434	$659	$943	$1,261

As of June 30, 2024 and December 31, 2023, $12,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets for each period, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2024 and 2023. There were no stock options granted to employees for the three and six months ended June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock Options
Risk-free rate	—	3.96%	—	3.96-4.07%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	—	7.3	—	7.0-7.5
Volatility	—	88%	—	87-88%

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Employee Stock Purchase Plan
Risk-free rate	5.43%	5.14%	5.43-5.50%	4.58-5.14%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	246%	88%	246%	88-104%

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.74% as of June 30, 2024) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan. The Company made principal payments of $2.1 million and $4.3 million for the three and six months ended June 30, 2024, compared with $714,000 and $714,000 for the corresponding periods in 2023, respectively.

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

As of June 30, 2024, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan was classified as a current liability on the Company’s balance sheets as of June 30, 2024 and December 31, 2023 due to the timing of repayment obligations and due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of June 30, 2024, are as follows (in thousands):

Six months ending December 31, 2024	$4,286
2025	8,428
Total minimum payments	12,714
Less unamortized debt discount and accrued final payment	(169)
Carrying value of term loan, net	$12,545

Note 7. Commitments

Operating Leases

The Company has lease arrangements for its facilities as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2027 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2028 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Rent expenses under all operating leases were $345,000 and $805,000 for the three and six months ended June 30, 2024, compared with $478,000 and $957,000 for the corresponding periods in 2023, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2024	$683
2025	1,401
2026	1,443
2027	432
2028	227
$4,186

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

Registered Direct Offerings

February 2023 Financing

On February 3, 2023, the Company entered into a securities purchase agreement with two institutional investors relating to the purchase and sale of an aggregate of (i) 1,700,000 shares of its common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 300,000 shares of common stock, and (iii) accompanying common warrants, to purchase an aggregate of 2,000,000 shares of Common Stock, in a registered direct offering (the "February Offering"). The issuance date of the common stock, the pre-funded warrants and the accompanying common warrants was February 8, 2023. The aggregate net proceeds to the Company from the February Offering were approximately $8.8 million after deducting $1.2 million in placement agent fees and other offering expenses, which were allocated to warrant liabilities and included in loss on issuance of warrants on the statement of operations for the year ended December 31, 2023.

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

The Company accounts for the pre-funded warrants and the common warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the common and pre-funded warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the pre-funded warrants could be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock. Because a change of 50% or more of the Company’s common stock may not result in a change in control of the Company, the Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. The common warrants have the same characteristics as the pre-funded warrants related to the occurrence of a fundamental transaction, therefore the common warrants are also precluded from equity classification. In addition, the holder of the common warrants is permitted to receive the highest volume weighted average price ("VWAP") from the date of announcement of the fundamental transaction through the date the holder provides notice of repurchase, as a way to protect the holder against reductions in the stock price in a fundamental transaction, while allowing the holder to keep the benefits of an upside, which precludes the common warrants from being considered indexed to the Company’s stock. Since the common and pre-funded warrants meet the definition of derivatives under ASC 815, the Company recorded these warrants as current liabilities on the balance sheets at the estimated fair value, with subsequent changes in their respective estimated fair values recognized in the statements of operations and comprehensive loss at each reporting date.

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of other income (expense) in the statements of operations.

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

Since the estimated fair value of the warrants at issuance was greater than the gross proceeds of $10.0 million received, the Company recorded approximately $2.0 million (i.e., the difference of the estimated fair values of the warrants and the gross proceeds received) as a loss on issuance of warrants on the statements of operations at issuance.

In September 2023, 1,400,000 shares of the common warrants were exercised in connection with the alternative cashless exercise of the warrants and the Company issued 924,000 shares to the holder. The Company recorded a gain of $3.4 million resulting from the exercise of the warrants in the accompanying statements of operations for the year ended December 31, 2023 and recorded $2.8 million in additional-paid-in capital upon the issuance of the shares on the balance sheets as of December 31, 2023.

In November 2023, 300,000 shares of the pre-funded warrants were exercised in connection with the cashless exercise of the warrants and the Company issued 300,000 shares to the holder. The Company recorded a gain of $561,000 resulting from the exercise of the pre-funded warrants in the accompanying statements of operations for the year ended December 31, 2023 and recorded $186,000 in additional-paid-in capital upon the issuance of the shares on the balance sheets as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, common warrants to purchase 600,000 shares of the Company's common stock were outstanding with an exercise price of $0.51 per share. At June 30, 2024, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $714,000, an increase of $402,000 for these common warrants compared to the estimated fair value at December 31, 2023.

As of June 30, 2024 and December 31, 2023, there were no pre-funded warrants outstanding.

The loss of $42,000 in common warrants and the loss of $892,000 in common warrants and pre-funded warrants resulting from the change in the estimated fair value of the liabilities for such warrants were recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three months ended June 30, 2024 and 2023, respectively.

The loss of $402,000 in common warrants and the gain of $1.6 million in common warrants and pre-funded warrants resulting from the change in the estimated fair value of the liabilities for such warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023, respectively.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

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

The common stock and common warrants are separate freestanding instruments. The estimated fair value of the common stock issued in the July Offering as of the date of issuance (i.e., July 21, 2023) was $9.1 million, which was the number of shares of 2,991,027 multiplied by the price per share as of the date of issuance of $3.05 per share. The common stock issued in the July Offering was classified as equity on the Company’s balance sheets. The Company allocated the offering expenses related to the July 2023 offering of $1.1 million based on the relative fair values of common stock and common warrants issued. The Company recognized an expense for the amount allocated to the common warrants of $427,000 (included within other expense, net) upon the closing of the July Offering in the year ended December 31, 2023. The Company recorded the amount allocated to the common stock of $673,000 as a reduction in additional paid-in capital on its balance sheets as of December 31, 2023.

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

Since the common warrants meet the definition of derivatives under ASC 815, the Company recorded these warrants as current liabilities on the balance sheets at the estimated fair value, with subsequent changes in their respective estimated fair values recognized in the statements of operations and comprehensive loss at each reporting date.

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of other income (expense) in the statements of operations.

The Company valued the common warrants issued in the July Offering using the Black-Scholes option valuation model. The Black-Scholes method was determined to be appropriate given the lack of alternative mechanisms to settle the warrants in a manner that would yield different values, such as an alternative cashless settlement feature. The estimated fair value of these warrants as of the issuance date and as of December 31, 2023 was $5.8 million and $912,000, respectively.

As of June 30, 2024 and December 31, 2023, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share. At June 30, 2024, the Company updated the estimated fair value of the outstanding common warrants using the Black-Scholes option valuation model resulting in an estimated fair value of $2.3 million, an increase of $1.4 million for these common warrants compared to the estimated fair value at December 31, 2023. The loss of $36,000 and $1.4 million resulting from the change in the estimated fair value of the liabilities for the warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

The pre-funded warrants and the common warrants issued in the February Offering and the July Offering in 2023 are participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.

ATM Financings

During the three months ended June 30, 2024, there were no sales of the Company's common stock in the open market. During the six months ended June 30, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of 702,090 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

During the three and six months ended June 30, 2023, there were no sales of the Company's common stock in the open market.

As of August 9, 2024, the Company had up to $222.7 million of the Company’s securities available for sale under the 2021 Registration Statement, of which $72.7 million of the Company’s common stock are available pursuant to the 2021 Sales Agreement.

Note 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2024 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described herein or in our subsequent filings with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and a 28-Day and 90-Day historical mortality rate of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events ("TEAEs") in the larsucosterol arms compared with placebo. In May 2024, we announced that the FDA granted Breakthrough Therapy Designation ("BTD") to larsucosterol for the treatment of AH. In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. We plan to provide additional details of the Phase 3 trial design following receipt of the written minutes from this meeting. Our goal is to initiate the Phase 3 clinical trial in 2024, subject to obtaining sufficient funding, with topline results expected by the second half of 2026. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

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

As a result of the assignment of certain patent rights, we also receive single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS® (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan. We also manufacture and sell ALZET® osmotic pumps used in laboratory research. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates.

NOTE: POSIMIR is a trademark or registered trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark or registered trademark of DURECT Corporation in countries other than the U.S. SABER, ALZET, DURECT, and the DURECT logo are trademarks or registered trademarks of DURECT Corporation in the U.S. and other countries. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At June 30, 2024, we had an accumulated deficit of $600.3 million. Our net losses were $3.7 million and $11.3 million for the three and six months ended June 30, 2024, respectively, compared with $11.2 million and $23.2 million for the corresponding periods in 2023. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to be comparable to the second quarter of 2024. We expect our selling, general and administrative expenses in the near future to be comparable to the second quarter of 2024. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Results of Operations

Three and six months ended June 30, 2024 and 2023

Collaborative research and development and other revenue

We recognize revenue from collaborative research and development activities and service contracts. We expect our collaborative research and development and other revenue to decrease in the near term due to Indivior’s discontinuation of sales and marketing of PERSERIS.

The collaborative research and development and other revenue associated with our collaborators or counterparties were $606,000 and $1.1 million for the three and six months ended June 30, 2024, respectively, compared with $508,000 and $1.2 million for the corresponding periods in 2023. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

The increase in collaborative research and development and other revenue in the three months ended June 30, 2024 compared with the corresponding period in 2023 was primarily due to higher earn-out revenue recognized from Indivior and royalty revenue recognized from Orient Pharma. The decrease in collaborative research and development and other revenue in the six months ended June 30, 2024 compared with the corresponding period in 2023 was primarily due to lower revenue recognized from the feasibility agreements with other companies, partially offset by higher earn-out revenue recognized from Indivior and royalty revenue recognized from Orient Pharma.

Product revenue, net

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $1.6 million and $2.9 million for the three and six months ended June 30, 2024, respectively, compared with $1.6 million and $3.0 million for the corresponding periods in 2023. Net product revenues were approximately the same in the three months ended June 30, 2024 compared with the corresponding period in 2023. The decrease in the six months ended June 30, 2024 was primarily attributable to lower revenue from our ALZET osmotic pump product line as a result of lower units sold, partially offset by higher revenue from certain excipients that are included in Methydur and in a marketed animal health product compared to the corresponding period in 2023.

Cost of product revenues

Cost of product revenues was $356,000 and $645,000 for the three and six months ended June 30, 2024, respectively, compared with $359,000 and $747,000 for the corresponding periods in 2023. Cost of product revenues were approximately the same in the three months ended June 30, 2024 compared with corresponding period in 2023. The decrease in the six months ended June 30, 2024 was primarily due to lower units sold from our ALZET product line, partially offset by higher units sold of certain excipients that are included in Methydur and in a marketed animal health product compared to the corresponding period in 2023. Stock-based compensation expense recognized related to cost of product revenues was $4,000 and $8,000 for the three and six months ended June 30, 2024, respectively, compared to $5,000 and $9,000 for the corresponding periods in 2023.

As of June 30, 2024, we had 8 manufacturing employees compared with 10 as of June 30, 2023. We expect the number of employees involved in manufacturing will remain consistent in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $2.2 million and $6.4 million for the three and six months ended June 30, 2024, respectively, compared to $7.9 million and $16.5 million for the corresponding periods in 2023. We incurred lower research and development costs associated with larsucosterol, the depot injectable programs as well as other research programs in the three and six months ended June 30, 2024 compared to the corresponding periods in 2023, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $164,000 and $376,000 for the three and six months ended June 30, 2024, respectively, compared to $301,000 and $593,000 for the corresponding periods in 2023. As of June 30, 2024, we had 18 research and development employees compared with 38 as of June 30, 2023. We expect the number of employees involved in research and development will remain consistent in the near future and that research and development expenses in the near future will be comparable with the second quarter of 2024.

Research and development expenses associated with our major development programs were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Larsucosterol	$2,221	$7,175	$6,266	$14,690
Depot injectable programs	—	3	2	319
Others	26	768	98	1,530
Total research and development expenses	$2,247	$7,946	$6,366	$16,539

Larsucosterol

Our research and development expenses for larsucosterol were $2.2 million and $6.3 million in the three and six months ended June 30, 2024, respectively, compared to $7.2 million and $14.7 million for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower clinical trial related expenses as we completed the AHFIRM trial and lower employee-related costs for this drug candidate compared with the corresponding periods in 2023.

Depot injectable programs

Our research and development expenses for depot injectable programs were zero and $2,000 in the three and six months ended June 30, 2024, respectively, compared to $3,000 and $319,000 for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower employee-related costs and lower outside expenses for these programs compared with the corresponding periods in 2023.

Other DURECT research programs

Our research and development expenses for all other programs were $26,000 and $98,000 in the three and six months ended June 30, 2024, respectively, compared to $768,000 and $1.5 million for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower employee-related costs and lower outside expenses associated with these programs compared with the corresponding periods in 2023.

Our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are highly speculative and subjective due to numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, uncertainties of future preclinical and clinical study results, uncertainties with our collaborators’ commitment to and progress in the programs and uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, and any additional risk factors that may be described herein or in our subsequent filings filed with the SEC.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.0 million and $6.1 million in the three and six months ended June 30, 2024, respectively, compared to $3.8 million and $7.9 million for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower employee expenses, lower audit related expenses and lower market research expenses compared to the corresponding periods in 2023. Stock-based compensation expense recognized related to selling, general and administrative personnel was $266,000 and $559,000 for the three and six months ended June 30, 2024, respectively, compared to $353,000 and $659,000 for the corresponding periods in 2023.

We had 22 selling, general and administrative employees as of June 30, 2024 compared with 24 as of June 30, 2023. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2024.

Other income (expense). Other expense was $296,000 and $2.2 million in the three and six months ended June 30, 2024 , respectively, compared to $1.1 million and $2.1 million for the corresponding periods in 2023.

Interest and other income

Interest income was $227,000 and $548,000 in the three and six months ended June 30, 2024, respectively, compared to $511,000 and $1.0 million for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower balances in our cash, cash equivalents and investments compared with the corresponding periods in 2023.

Interest expense

Interest expense was $445,000 and $974,000 in the three and six months ended June 30, 2024, respectively, compared to $749,000 and $1.5 million for the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 were primarily due to lower principal balances on our term loan compared with the corresponding periods in 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended June 30, 2024 was comprised of a non-cash loss of $42,000 for the common warrants issued in February 2023 and a non-cash loss of $36,000 for the common warrants issued in July 2023. The change in fair value of warrant liabilities during the six months ended June 30, 2024 was comprised of a non-cash loss of

$402,000 for the common warrants issued in February 2023 and a non-cash loss of $1.4 million for the common warrants issued in July 2023.

Issuance cost for warrants

The issuance cost for warrants was zero in both the three and six months ended June 30, 2024. The issuance cost for warrants was zero and $1.2 million in the three and six months ended June 30 2023, respectively.

Loss on issuance of warrants

Loss on issuance of warrants was zero in both the three and six months ended June 30, 2024. Loss on issuance of warrants was zero and $2.0 million in the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $15.8 million at June 30, 2024 compared to cash, cash equivalents, and investments of $29.8 million at December 31, 2023. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2024 and December 31, 2023. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities and principal and interest payments on the term loan, partially offset by net proceeds of $648,000 from the sale of our common stock in the open market pursuant to the 2021 Sales Agreement (as described below) and payments received from collaboration partners and customers. For more information on our registered direct offerings that took place in February and July 2023, see Note 8 “Stockholders’ Equity—Registered Direct Offerings” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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

As discussed below, we do not have sufficient cash resources to fund our planned operations, existing debt and contractual commitments and planned capital expenditures. Our auditors have issued a going concern opinion. Unless we secure funding from collaborations, additional equity or debt financing, of which there can be no assurance, we may not be able to continue operations.

Cash Flows

We used $10.4 million of cash in operating activities for the six months ended June 30, 2024 compared to $18.6 million for the corresponding period in 2023. The decrease in cash used in operating activities was primarily due to lower costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales, partially offset by lower payments from our collaborators. The cash used in operations was primarily to fund operations as well as our working capital requirements. We anticipate that cash used in operating activities in the near future will be comparable to the second quarter of 2024.

We received $1.3 million of cash from investing activities for the six months ended June 30, 2024 compared to using $3.1 million of cash in investing activities for the corresponding period in 2023. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities and a decrease in purchases of available of available-for-sale securities for the six months ended June 30, 2024 compared with the corresponding period in 2023.

We used $3.6 million of cash in financing activities for the six months ended June 30, 2024 compared to receiving $10.0 million of cash from financing activities for the six months ended June 30, 2023. The decrease in cash received from financing activities was primarily due to no cash proceeds received from registered direct financings and higher principal payments on the term loan with Oxford Finance LLC ("Oxford Finance") during the six months ended June 30, 2024 compared with the corresponding period in 2023.

Shelf Registration Statement

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021 allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to the 2021 Sales Agreement. The 2021 Registration Statement expires on August 16, 2024. In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our 2021 Registration Statement, which aggregate to no more than one-third of our public float.

During the six months ended June 30, 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

As of June 30, 2024, we had up to $222.7 million of our securities available for sale under the 2021 Registration Statement, of which $72.7 million of our common stock are available pursuant to the 2021 Sales Agreement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $18.1 million of our securities are available for sale under the 2021 Registration Statement, all of which are available for sale as common stock pursuant to the 2021 Sales Agreement.

Any material sales in the public market of our common stock, under the 2021 Sales Agreement or otherwise under the 2021 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance, pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds were used for working capital and general business requirements. Following five amendments, we made interest only payments under the amended Loan Agreement until June 1, 2023, and are making consecutive monthly payments of principal and interest in arrears to be paid through September 1, 2025, the final maturity date of the term loan. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.74% as of June 30, 2024) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the term loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was reclassified to current liabilities from non-current liabilities on our balance sheet as of June 30, 2024 and December 31, 2023 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement.

Going Concern

As of June 30, 2024, we had cash, cash equivalents and investments totaling $15.8 million compared to cash, cash equivalents, and investments of $29.8 million at December 31, 2023. In the six months ended June 30, 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

During the six months ended June 30, 2024, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

Human Capital

As of August 9, 2024, we had 47 employees, including 18 in research and development, 8 in manufacturing and 21 in selling, general and administrative.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and with any risk factors we may include in subsequent filings with the SEC.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. For example, we do not currently have sufficient capital resources to conduct a Phase 3 trial of larsucosterol. We may seek to raise additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate collaborators or other sources, which, in each case, may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies, products or product candidates that we would otherwise seek to develop or commercialize ourselves.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Unaudited Balance Sheets, (ii) Condensed Unaudited Statements of Operations and Comprehensive Loss, (iii) Condensed Unaudited Statements of Changes in Stockholders’ Equity, (iv) Condensed Unaudited Statements of Cash Flows and (v) Notes to Condensed Unaudited Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: August 14, 2024

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2024