Form 10-Q
period 2024-09-30
DURECT CORP
filed 2024-11-14
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 31,041,981 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report on Form 10-Q or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. Forward-looking statements made in this report include, but are not limited to, statements about:

•
potential uses and benefits of larsucosterol to treat alcohol-associated hepatitis (“AH”), metabolic dysfunction-associated steatohepatitis (“MASH”), or other conditions;
•
the potential benefits of Breakthrough Therapy Designation;
•
the results and timing of clinical trials, including clinical trial plans and timelines for larsucosterol;
•
the likelihood of future clinical trial results of larsucosterol being positive with statistical significance and/or similar to results from previous trials, the possible commencement of future clinical trials;
•
our communication with the U.S. Food and Drug Administration (“FDA”) regarding the trial design for a Phase 3 clinical trial for larsucosterol in AH and our ability to confirm the efficacy and safety of larsucosterol in AH patients to support a New Drug Application filing with the FDA;
•
our plans and ability to obtain sufficient capital resources to initiate a Phase 3 clinical trial of larsucosterol in AH and present topline results within two years of initiation;
•
our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•
the potential benefits and uses of our products and product candidates, including larsucosterol and POSIMIR;
•
the potential milestone, sub-license fees and royalty payments we may receive from Orient Pharma Co., Ltd.;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2024	December 31, 2023
A S S E T S
Current assets:
Cash and cash equivalents	$9,086	$28,400
Short-term investments	1,290	1,280
Accounts receivable, net	1,016	1,261
Inventories, net	2,376	2,219
Prepaid expenses and other current assets	657	1,511
Total current assets	14,425	34,671
Property and equipment, net	52	91
Operating lease right-of-use assets	3,142	3,980
Goodwill	6,169	6,169
Long-term restricted investments	150	150
Other long-term assets	128	128
Total assets	$24,066	$45,189
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$498	$1,777
Accrued liabilities	4,798	5,966
Term loan, current portion, net	10,466	16,663
Operating lease liabilities, current portion	1,308	1,381
Warrant liabilities	3,137	1,224
Total current liabilities	20,207	27,011
Operating lease liabilities, non-current portion	1,966	2,702
Other long-term liabilities	676	693
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	605,828	603,780
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(604,634)	(589,006)
Stockholders’ equity	1,217	14,783
Total liabilities and stockholders’ equity	$24,066	$45,189

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Collaborative research and development and other revenue	$369	$506	$1,471	$1,657
Product revenue, net	1,558	1,238	4,454	4,222
Total revenues	1,927	1,744	5,925	5,879
Operating expenses:
Cost of product revenues	513	312	1,158	1,059
Research and development	2,164	7,199	8,530	23,738
Selling, general and administrative	3,217	3,790	9,325	11,712
Total operating expenses	5,894	11,301	19,013	36,509
Loss from operations	(3,967)	(9,557)	(13,088)	(30,630)
Other income (expense):
Interest and other income	163	653	711	1,681
Interest and other expenses	(364)	(700)	(1,338)	(2,175)
Change in fair value of warrant liabilities	(117)	7,016	(1,913)	8,601
Issuance cost for warrants	—	(427)	—	(1,627)
Loss on issuance of warrants	—	—	—	(2,033)
Other income (expense), net	(318)	6,542	(2,540)	4,447
Net loss	(4,285)	(3,015)	(15,628)	(26,183)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	7	(6)	14	1
Total comprehensive loss	$(4,278)	$(3,021)	$(15,614)	$(26,182)

Net loss per share
Basic	$(0.14)	$(0.11)	$(0.51)	$(1.04)
Diluted	$(0.14)	$(0.14)	$(0.51)	$(1.07)

Weighted-average shares used in computing net loss per share
Basic	31,039	27,211	30,906	25,175
Diluted	31,039	27,511	30,906	25,433

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	702	—	648	—	—	648
Stock-based compensation expense from stock options and ESPP shares	—	—	508	—	—	508
Net loss	—	—	—	—	(7,643)	(7,643)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	4	—	4
Balance at March 31, 2024	31,036	$23	$604,936	$(10)	$(596,649)	$8,300
Issuance of common stock upon exercise of stock options and from the ESPP	3	—	3	—	—	3
Stock-based compensation expense from stock options and ESPP shares	—	—	431	—	—	431
Net loss	—	—	—	—	(3,700)	(3,700)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	3	—	3
Balance at June 30, 2024	31,039	$23	$605,370	$(7)	$(600,349)	$5,037
Stock-based compensation expense from stock options and ESPP shares	—	—	458			458
Net loss	—	—			(4,285)	(4,285)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—		7		7
Balance at September 30, 2024	31,039	$23	$605,828	$—	$(604,634)	$1,217

Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock in the February 2023 registered direct offering	1,700	—	—	—	—	—
Stock-based compensation expense from stock options and ESPP shares	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(11,987)	(11,987)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	6	—	6
Balance at March 31, 2023	24,485	$23	$588,695	$(7)	$(573,369)	$15,342
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	118	—	658	—	—	658
Issuance of common stock upon exercise of stock options and from the ESPP	6	—	23	—	—	23
Stock-based compensation expense from stock options and ESPP shares	—	—	657	—	—	657
Net loss	—	—	—	—	(11,181)	(11,181)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes				1	—	1
Balance at June 30, 2023	24,609	$23	$590,033	$(6)	$(584,550)	$5,500
Issuance of common stock in the July 2023 registered direct offering, net of issuance costs of $673	2,991	—	8,540	—	—	8,540
Issuance of common stock upon warrant exercises	924	—	2,726			2,726
Stock-based compensation expense from stock options and ESPP shares	—	—	661	—	—	661
Net loss	—	—	—	—	(3,015)	(3,015)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	—	—	(6)	—	(6)
Balance at September 30, 2023	28,524	$23	$601,960	$(12)	$(587,565)	$14,406

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,628)	$(26,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	72	154
Stock-based compensation	1,401	1,923
Change in fair value of warrant liabilities	1,913	(8,601)
Loss on issuance of warrants	—	2,033
Issuance cost for warrants	—	427
Other	205	469
Changes in assets and liabilities:
Accounts receivable	245	2,540
Inventories	(160)	(409)
Prepaid expenses and other assets	854	1,000
Accounts payable	(1,279)	(1,792)
Accrued liabilities	(1,193)	2,172
Deferred revenue	—	178
Total adjustments	2,058	94
Net cash used in operating activities	(13,570)	(26,089)
Cash flows from investing activities
Purchases of property and equipment	—	(52)
Purchases of available-for-sale securities	(2,166)	(80)
Proceeds from maturities of short-term investments	2,200	—
Net cash provided by (used in) investing activities	34	(132)
Cash flows from financing activities
Payments on equipment financing obligations	—	(1)
Payments on term loan principal	(6,429)	(2,857)
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	648	658
Net proceeds from issuance of common stock upon exercise of stock options and from the ESPP	3	23
Proceeds from issuances of warrants and common stock	—	10,000
Net proceeds from issuances of warrants and common stock in the July 2023 registered direct offering	—	13,900
Net cash (used in) provided by financing activities	(5,778)	21,723
Net decrease in cash, cash equivalents, and restricted cash	(19,314)	(4,498)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	28,550	43,633
Cash, cash equivalents, and restricted cash, end of the period (1)	$9,236	$39,135

(1) Includes restricted cash of $150,000 included in long-term restricted investments on the condensed balance sheets at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNA methyltransferases ("DNMTs"), epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-associated hepatitis ("AH") patients. Larsucosterol is in clinical development for the potential treatment of AH, for which the U.S. Food and Drug Administration (“FDA”) has granted Fast Track Designation and Breakthrough Therapy Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as non-alcoholic steatohepatitis or NASH has also been explored. In addition, POSIMIR® (bupivacaine solution) for infiltration use, a non-opioid analgesic utilizing the innovative SABER® platform technology, is FDA-approved and has been exclusively licensed to Innocoll Pharmaceuticals for commercialization in the United States. The Company also manufactures and sells osmotic pumps used in laboratory research, and manufactures certain excipients for certain clients for use as raw materials in their products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2024, the operating results and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of September 30, 2024, the Company had an accumulated deficit of $604.6 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 6, the Company classified the remaining balance of its term loan as a current liability on the Company’s balance sheets as of September 30, 2024 and December 31, 2023. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Inventories, net

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

The Company’s inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$137	$165
Work in process	1,236	1,164
Finished goods	1,003	890
Total inventories	$2,376	$2,219

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of September 30, 2024, the weighted-average remaining lease term was 2.86 years for the Company’s leased properties.

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

Total revenue by geographic region based on customers’ locations for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$1,209	$883	$3,364	$3,304
Europe	428	525	1,615	1,569
Japan	155	124	442	406
Other	135	212	504	600
Total	$1,927	$1,744	$5,925	$5,879

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

Selling, general and administrative Expenses

Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other costs associated with finance, accounting, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Condensed Unaudited Statements of Operations and Comprehensive Loss.

Common Stock Warrants

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants and pre-funded warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants and pre-funded warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the statements of operations.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic loss per share computation:
Net loss	$(4,285)	$(3,015)	$(15,628)	$(26,183)
Weighted average number of shares outstanding - basic	31,039	27,211	30,906	25,175
Net loss per share - basic	$(0.14)	$(0.11)	$(0.51)	$(1.04)

Diluted loss per share computation:
Net loss	$(4,285)	$(3,015)	$(15,628)	$(26,183)
Change in fair value of pre-funded warrant liabilities	—	738	—	996
Net loss adjusted for change in fair value of warrant liabilities	$(4,285)	$(3,753)	$(15,628)	$(27,179)

Weighted average shares used to compute basic net loss per share	31,039	27,211	30,906	25,175
Dilutive effect of pre-funded warrants	—	300	—	258
Weighted average shares used to compute diluted net loss per share	31,039	27,511	30,906	25,433
Net loss per share - diluted	$(0.14)	$(0.14)	$(0.51)	$(1.07)

Options to purchase approximately 3.7 million and 3.8 million shares of common stock were excluded from the denominator in the calculation of diluted net loss share for the three and nine months ended September 30, 2024, respectively, as the effect would be anti-dilutive. Options to purchase approximately 3.5 million and 3.4 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2023, respectively, as the effect would be anti-dilutive.

Both the pre-funded warrants and the common warrants to purchase shares of common stock entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares, but are not required to absorb losses incurred. As a result, all warrants were excluded from basic net loss per share calculations during the three and nine months ended September 30, 2024 and 2023, respectively. For diluted net loss per share purposes, warrants are included in the number of shares outstanding if the effect is dilutive. The dilutive effect of pre-funded warrants was 300,000 shares and 258,242 shares for the three and nine months ended September 30, 2023, respectively. Additional common warrants to purchase 3.6 million shares were excluded from the denominator in the calculation of diluted net loss share for the three and nine months ended September 30, 2024, as the effect would be anti-dilutive. Additional common warrants to purchase 4.0 million and 2.4 million shares were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2023, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $369,000 and $1.5 million for the three and nine months ended September 30, 2024, respectively, compared with $506,000 and $1.7 million for the corresponding periods in 2023. The collaborative research and development and other revenue included (a)

amounts related to earn-out revenue from Indivior UK Limited (“Indivior”) with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement (as amended, the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”). Pursuant to the Innocoll Agreement, the Company has granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. The Innocoll Agreement provides for the assignment of the Company’s supply agreement with its contract manufacturing organization to Innocoll and also provides Innocoll with the right, within the United States, to expand the approved indications of POSIMIR. The Company retains, outside the United States, all of the global rights to POSIMIR.

The Company is entitled to receive tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States. The Company may earn additional milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR.

There were no revenues recognized related to the Innocoll Agreement for the three and nine months periods ended September 30, 2024 and 2023, and none of the agreement milestones have been met. On November 8, 2024, the Company received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to the Company, and the Company is evaluating next steps with respect to the commercialization of POSIMIR.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the Company is entitled to receive quarterly earn-out payments into 2026 based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three and nine months ended September 30, 2024 and 2023 related to earn-out revenues from PERSERIS have been immaterial and are included in collaborative research and development and other revenue. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, municipal bonds, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2024 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$865	$—	$—	$865
Certificates of deposit	150	—	—	150
Commercial paper	7,673	1	(1)	7,673
	$8,688	$1	$(1)	$8,688
Reported as:
Cash and cash equivalents	$7,249	$—	$(1)	$7,248
Short-term investments	1,289	1	—	1,290
Long-term restricted investments	150	—	—	150
	$8,688	$1	$(1)	$8,688

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$951	$—	$—	$951
Certificates of deposit	150	—	—	150
Commercial paper	24,896	—	(14)	24,882
	$25,997	$—	$(14)	$25,983
Reported as:
Cash and cash equivalents	$24,566	$—	$(13)	$24,553
Short-term investments	1,281	—	(1)	1,280
Long-term restricted investments	150	—	—	150
	$25,997	$—	$(14)	$25,983

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2024, by contractual maturity (in thousands):

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$7,673	$7,673
Mature after one year through five years	150	150
	$7,823	$7,823

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2024.

As of September 30, 2024, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period - February 2023 issuance (Pre-funded warrants)	$—	$1,485	$—	$—
Initial fair value at the original issuance date	—	—	—	1,743
Change in fair value during the period	—	(738)	—	(996)
Fair value at end of period - February 2023 issuance (Pre-funded warrants)	$—	$747	$—	$747

Fair value at beginning of period - February 2023 issuance (Common warrants)	$714	$8,963	$312	$—
Initial fair value at the original issuance date	—	—	—	10,290
Change in fair value during the period	12	(4,780)	414	(6,107)
Fair value of liability classified warrants exercised	—	(2,827)	—	(2,827)
Fair value at end of period - February 2023 issuance (Common warrants)	$726	$1,356	$726	$1,356

Fair value at beginning of period - July 2023 issuance (Common warrants)	$2,306	$—	$912	$—
Initial fair value at the original issuance date	—	5,788	—	5,788
Change in fair value during the period	105	(1,397)	1,499	(1,397)
Fair value at end of period - July 2023 issuance	$2,411	$4,391	$2,411	$4,391

Total fair value at end of period	$3,137	$6,494	$3,137	$6,494

February 2023 Warrants

In February 2023, the Company issued pre-funded warrants to purchase an aggregate of 300,000 shares of common stock and common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

Pre-Funded Warrants

The pre-funded warrants were accounted for as current liabilities on the balance sheets and were adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding pre-funded warrants was $1.7 million, zero and zero as of February 8, 2023 (i.e., the issuance date), December 31, 2023 and September 30, 2024, respectively. In November 2023, all 300,000 shares of the pre-funded warrants were exercised in accordance with the financing agreement, resulting in an issuance of 300,000 shares of common stock to the holder. The Company calculated the estimated fair value of the pre-funded warrants using a Black-Scholes option pricing model with the following key assumptions:

February 8, 2023 (issuance)
Common stock price	$5.81
Exercise price per share	$0.00001
Expected volatility	86.60%
Risk-free interest rate	3.82%
Contractual term (in years)	5.00
Expected dividend yield	—%

Common Warrants

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $10.3 million, $312,000 and $726,000 as of February 8, 2023 (i.e., the issuance date), December 31, 2023 and September 30, 2024, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x)

the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte Carlo simulation model with the following key assumptions. The Company took the likelihood of achieving certain clinical events and related impact on the Company's common stock price into account, as appropriate.

The exercise price for the outstanding common warrants (i.e., 600,000 shares) was adjusted down from $5.00 per share to $0.51 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023. There were 600,000 shares of outstanding common warrants as of September 30, 2024.

	February 8, 2023 (issuance)	December 31, 2023	September 30, 2024
Common stock price	$5.81	$0.59	$1.34
Exercise price per share	$5.00	$0.51	$0.51
Expected volatility	86.60%	118.00%	122.00%
Risk-free interest rate	3.82%	3.93%	3.58%
Contractual term (in years)	5.00	4.10	3.50
Expected dividend yield	—%	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $5.8 million, $912,000 and $2.4 million as of July 21, 2023 (i.e., the issuance date), December 31, 2023 and September 30, 2024, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	July 21, 2023 (issuance)	December 31, 2023	September 30, 2024
Common stock price	$3.05	$0.59	$1.34
Exercise price per share	$4.89	$4.89	$4.89
Expected volatility	88.60%	115.60%	117.51%
Risk-free interest rate	4.18%	3.88%	3.58%
Contractual term (in years)	5.00	4.60	3.81
Expected dividend yield	—%	—%	—%

There have been no exercises of the common warrants issued in the July 2023 registered direct offering.

Note 4. Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued contract research and manufacturing costs	$2,780	$2,340
Accrued compensation and benefits	980	1,320
Accrued clinical costs	50	1,578
Others	988	728
Total	$4,798	$5,966

Note 5. Stock-Based Compensation

As of September 30, 2024, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of product revenues	$3	$4	$11	$13
Research and development	176	306	552	899
Selling, general and administrative	279	351	838	1,011
Total stock-based compensation	$458	$661	$1,401	$1,923

As of September 30, 2024 and December 31, 2023, $11,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets for each period, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2024 and 2023. There were no stock options granted to employees for the three and nine months ended September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock Options
Risk-free rate	3.68%	4.17%	3.68%	3.96-4.17%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.25	7.5	7.25	7.0-7.5
Volatility	110%	88%	110%	87-88%

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Employee Stock Purchase Plan
Risk-free rate	5.43%	5.14%	5.43-5.50%	4.58-5.14%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	246%	88%	246%	88-104%

In July 2024, the Company issued a restricted stock unit (“RSU”) grant of 275,000 shares of common stock to Timothy M. Papp, Chief Financial Officer of the Company pursuant to the terms of the Company’s 2000 Stock Plan. The estimated fair value of RSUs is based on the closing price of the Company’s common stock on the grant date, which was $1.67 per share.

Note 6. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provides for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.61% as of September 30, 2024) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan. The Company made principal payments of $2.1 million and $6.4 million for the three and nine months ended September 30, 2024, compared with $2.1 million and $2.9 million for the corresponding periods in 2023, respectively.

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

As of September 30, 2024, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan was classified as a current liability on the Company’s balance sheets as of September 30, 2024 and December 31, 2023 due to the timing of repayment obligations and due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities due under the term loan as of September 30, 2024, are as follows (in thousands):

Three months ending December 31, 2024	$2,143
2025	8,429
Total minimum payments	10,572
Less unamortized debt discount and accrued final payment	(106)
Carrying value of term loan, net	$10,466

Note 7. Commitments

Operating Leases

The Company has lease arrangements for its facilities as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2027 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2028 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. Rent expenses under all operating leases were $345,000 and $1.2 million for the three and nine months ended September 30, 2024, compared with $492,000 and $1.4 million for the corresponding periods in 2023, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2024	$565
2025	1,401
2026	1,443
2027	432
2028	227
$4,068

Note 8. Stockholders’ Equity

In July 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, allowed the Company to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of the Company’s common stock which the Company could sell, subject to certain limitations, pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”). The 2021 Registration Statement expired on August 16, 2024.

On August 14, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2024 Registration Statement”) (File No. 333-281550), which upon being declared effective on August 23, 2024, allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings. In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our 2024 Registration Statement, which aggregate to no more than one-third of our public float.

Registered Direct Offerings

February 2023 Financing

On February 3, 2023, the Company entered into a securities purchase agreement with two institutional investors relating to the purchase and sale of an aggregate of (i) 1,700,000 shares of its common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 300,000 shares of common stock, and (iii) accompanying common warrants, to purchase an aggregate of 2,000,000 shares of common stock, in a registered direct offering (the “February Offering”). The issuance date of the common stock, the pre-funded warrants and the accompanying common warrants was February 8, 2023. The aggregate net proceeds to the Company from the February Offering were approximately $8.8 million after deducting $1.2 million in placement agent fees and other offering expenses, which were allocated to warrant liabilities and included in loss on issuance of warrants on the statement of operations for the year ended December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, common warrants to purchase 600,000 shares of the Company's common stock were outstanding with an exercise price of $0.51 per share. At September 30, 2024, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $726,000, an increase of $414,000 for these common warrants compared to the estimated fair value at December 31, 2023.

As of September 30, 2024 and December 31, 2023, there were no pre-funded warrants outstanding.

The loss of $12,000 in common warrants and the gain of $5.5 million in common warrants and pre-funded warrants resulting from the change in the estimated fair value of the liabilities for such warrants were recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three months ended September 30, 2024 and 2023, respectively.

The loss of $414,000 in common warrants and the gain of $7.1 million in common warrants and pre-funded warrants resulting from the change in the estimated fair value of the liabilities for such warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share. At September 30, 2024, the Company updated the estimated fair value of the outstanding common warrants using the Black-Scholes option valuation model resulting in an estimated fair value of $2.4 million, an increase of $1.5 million for these common warrants compared to the estimated fair value at December 31, 2023. The loss of $105,000 and $1.5 million resulting from the change in the estimated fair value of the liabilities for the warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively.

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

ATM Financings

During the three months ended September 30, 2024, there were no sales of the Company's common stock in the open market. During the nine months ended September 30, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of 702,090 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

During the three and nine months ended September 30, 2023, there were no sales of the Company's common stock in the open market.

As of November 11, 2024, the Company had up to $250.0 million of the Company’s securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $15.8 million of our securities are available for sale under the 2024 Registration Statement.

Note 9. Subsequent Events

On November 8, 2024, the Company received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to the Company, and the Company is evaluating next steps with respect to the commercialization of POSIMIR. The Company does not expect that this termination will have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2024 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described herein or in our subsequent filings with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and 28-Day and 90-Day historical mortality rates of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events (“TEAEs”) in the larsucosterol arms compared with placebo. In May 2024, we announced that the FDA granted Breakthrough Therapy Designation ("BTD") to larsucosterol for the treatment of AH. In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. In September 2024, we provided details on the design of our upcoming registrational Phase 3 trial which will evaluate larsucosterol for the treatment of patients with severe AH. The proposed Phase 3 trial design incorporates feedback from the Type B meeting held with the FDA under the BTD. It is designed as a randomized, double-blind, placebo-controlled, multi-center study conducted in the U.S., which will evaluate the safety and efficacy of larsucosterol for the treatment of patients with severe AH. The primary outcome measure will be a 90-day survival endpoint. The Phase 3 trial is planned to enroll approximately 200 patients randomized in a 1:1 ratio across two arms: (1) larsucosterol (30 mg) or (2) placebo, which will be added to the current standard of care, with or without methylprednisolone capsules in the placebo patients at the investigators’ discretion. Patients enrolled in the trial will be followed for an additional 90 days to collect additional safety and outcomes data. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR® that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (as amended, the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. In September 2022, Innocoll launched POSIMIR in the U.S. On November 8, 2024, we received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to us, and we are evaluating next steps with respect to the commercialization of POSIMIR. We do not expect that this termination will have a material impact on our financial statements.

As a result of the assignment of certain patent rights, we have in the past received single digit sales-based earn-out payments from U.S. net sales of Indivior UK Limited (“Indivior”)’s PERSERIS® (risperidone) drug for schizophrenia and single-digit royalties from net sales of Orient Pharma Co., Ltd. (“Orient Pharma”)’s Methydur Sustained Release Capsules (“Methydur”) for the treatment of attention deficit hyperactivity disorder (“ADHD”) in Taiwan. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates. We do not expect that this discontinuation will have a material impact on our financial statements. We also manufacture and sell ALZET® osmotic pumps used in laboratory research.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. As of September 30, 2024, we had an accumulated deficit of $604.6 million as well as negative cash flows from operating activities. Our net losses were $4.3 million and $15.6 million for the three and nine months ended September 30, 2024, respectively, compared with $3.0 million and $26.2 million for the corresponding periods in 2023. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses and our selling, general and administrative expenses in the near future to be comparable to the third quarter of 2024. We also expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Results of Operations

Three and nine months ended September 30, 2024 and 2023

Collaborative research and development and other revenue

We recognize revenue from collaborative research and development activities and service contracts. We expect our collaborative research and development and other revenue to decrease in the near term due to Indivior’s discontinuation of sales and marketing of PERSERIS.

The collaborative research and development and other revenue associated with our collaborators or counterparties were $369,000 and $1.5 million for the three and nine months ended September 30, 2024, respectively, compared with $506,000 and $1.7 million for the corresponding periods in 2023. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales; (b) feasibility programs and research and development activities funded by our collaborators and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

The decrease in collaborative research and development and other revenue in the three months ended September 30, 2024 compared with the corresponding period in 2023 was primarily due to lower earn-out revenue recognized from Indivior, partially offset by higher royalty revenue recognized from Orient Pharma. The decrease in collaborative research and development and other revenue in the nine months ended September 30, 2024 compared with the corresponding period in 2023 was primarily due to lower revenue recognized from the feasibility agreements with other companies, partially offset by higher earn-out revenue recognized from Indivior and royalty revenue recognized from Orient Pharma.

Product revenue, net

A portion of our revenues is derived from product sales, which include our ALZET osmotic pump product line and certain excipients that are included in POSIMIR, Methydur and in a marketed animal health product. Net product revenues were $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively, compared with $1.2 million and $4.2 million for the corresponding periods in 2023. The increases in the three and nine months ended September 30, 2024 were primarily attributable to higher revenue from our ALZET osmotic pump product line as a result of higher unit sales prices and higher revenue from certain excipients that are included in Methydur and in a marketed animal health product compared to the corresponding periods in 2023.

Cost of product revenues

Cost of product revenues was $513,000 and $1.2 million for the three and nine months ended September 30, 2024, respectively, compared with $312,000 and $1.1 million for the corresponding periods in 2023. The increases in the three and nine months ended September 30, 2024 were primarily due to higher units sold as well as higher inventory reserve recorded for our ALZET product line and higher units sold of certain excipients that are included in Methydur and in a marketed animal health product compared to the corresponding periods in 2023. Stock-based compensation expense recognized related to cost of product revenues was $3,000 and $11,000 for the three and nine months ended September 30, 2024, respectively, compared to $4,000 and $13,000 for the corresponding periods in 2023.

As of September 30, 2024, we had eight manufacturing employees compared with nine as of September 30, 2023. We expect the number of employees involved in manufacturing will remain consistent in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $2.2 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, compared to $7.2 million and $23.7 million for the corresponding periods in 2023. We incurred lower research and development costs associated with larsucosterol, the depot injectable programs as well as other research programs in the three and nine months ended September 30, 2024 compared to the corresponding periods in 2023, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $176,000 and $552,000 for the three and nine months ended September 30, 2024, respectively, compared to $306,000 and $899,000 for the corresponding periods in 2023. As of September 30, 2024, we had 17 research and development employees compared with 38 as of September 30, 2023. We expect the number of employees involved in research and development will remain consistent in the near future and that research and development expenses in the near future will be comparable with the third quarter of 2024.

Research and development expenses associated with our major development programs were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Larsucosterol	$2,149	$6,391	$8,415	$21,081
Depot injectable programs	—	—	2	319
Others	15	808	113	2,338
Total research and development expenses	$2,164	$7,199	$8,530	$23,738

Larsucosterol

Our research and development expenses for larsucosterol were $2.1 million and $8.4 million in the three and nine months ended September 30, 2024, respectively, compared to $6.4 million and $21.1 million for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower clinical trial related expenses as we completed the AHFIRM trial and lower employee-related costs for this drug candidate compared with the corresponding periods in 2023.

Depot injectable programs

Our research and development expenses for depot injectable programs were zero and $2,000 in the three and nine months ended September 30, 2024, respectively, compared to zero and $319,000 for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower employee-related costs and lower outside expenses for these programs compared with the corresponding periods in 2023.

Other DURECT research programs

Our research and development expenses for all other programs were $15,000 and $113,000 in the three and nine months ended September 30, 2024, respectively, compared to $808,000 and $2.3 million for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower employee-related costs and lower outside expenses associated with these programs compared with the corresponding periods in 2023.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other costs associated with finance, accounting, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.2 million and $9.3 million in the three and nine months ended September 30, 2024, respectively, compared to $3.8 million and $11.7 million for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower employee expenses, lower audit related expenses and lower patent expenses compared to the corresponding periods in 2023. Stock-based compensation expense recognized related to selling, general and administrative personnel was $279,000 and $838,000 for the three and nine months ended September 30, 2024, respectively, compared to $351,000 and $1.0 million for the corresponding periods in 2023.

We had 21 selling, general and administrative employees as of September 30, 2024 compared with 25 as of September 30, 2023. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2024.

Other income (expense). Other expense was $318,000 and $2.5 million in the three and nine months ended September 30, 2024, respectively, compared to other income of $6.5 million and $4.4 million for the corresponding periods in 2023.

Interest and other income

Interest and other income was $163,000 and $711,000 in the three and nine months ended September 30, 2024, respectively, compared to $653,000 and $1.7 million for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower balances in our cash, cash equivalents and investments compared with the corresponding periods in 2023.

Interest and other expenses

Interest and other expenses were $364,000 and $1.3 million in the three and nine months ended September 30, 2024, respectively, compared to $700,000 and $2.2 million for the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 were primarily due to lower principal balances on our term loan compared with the corresponding periods in 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended September 30, 2024 was comprised of a non-cash loss of $117,000 for the common warrants issued in February 2023 and July 2023. The change in fair value of warrant liabilities during the nine months ended September 30, 2024 was comprised of a non-cash loss of $1.9 million for the common warrants issued in February 2023 and July 2023.

The change in fair value of warrant liabilities during the three months ended September 30, 2023 was comprised of a non-cash gain of $7.0 million for the liability-classified warrants issued in February 2023 and July 2023 as well as the alternative cashless exercise of common warrants issued in February 2023. The change in fair value of warrant liabilities during the nine months ended September 30, 2023 comprised of a non-cash gain of $8.6 million for the liability-classified warrants issued in February 2023 and July 2023 as well as the alternative cashless exercise of common warrants issued in February 2023.

Issuance cost for warrants

The issuance cost for warrants was zero in both the three and nine months ended September 30, 2024. The issuance cost for warrants was $427,000 and $1.6 million in the three and nine months ended September 30 2023, respectively.

Loss on issuance of warrants

Loss on issuance of warrants was zero in both the three and nine months ended September 30, 2024. Loss on issuance of warrants was zero and $2.0 million in the three and nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $10.5 million at September 30, 2024 compared to cash, cash equivalents, and investments of $29.8 million at December 31, 2023. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2024 and December 31, 2023. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities and principal and interest payments on the term loan, partially offset by net proceeds of $648,000 from the sale of our common stock in the open market pursuant to the 2021 Sales Agreement (as described below) and payments received from collaboration partners and customers. For more information on our registered direct offerings that took place in February and July 2023, see Note 8 “Stockholders’ Equity—Registered Direct Offerings” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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

As discussed below, we do not have sufficient cash resources to fund our planned operations, existing debt and contractual commitments and planned capital expenditures. Our auditors have issued a going concern opinion as of, and for the year ended, December 31, 2023. Unless we secure funding from collaborations, additional equity or debt financing, of which there can be no assurance, we may not be able to continue operations.

Cash Flows

We used $13.6 million of cash in operating activities for the nine months ended September 30, 2024 compared to $26.1 million for the corresponding period in 2023. The decrease in cash used in operating activities was primarily due to lower costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales, partially offset by lower payments from our collaborators. The cash used in operations was primarily to fund operations as well as our working capital requirements. We anticipate that cash used in operating activities in the near future will be comparable to the third quarter of 2024.

We received $34,000 of cash from investing activities for the nine months ended September 30, 2024 compared to using $132,000 of cash in investing activities for the corresponding period in 2023. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities and a decrease in purchases of available of available-for-sale securities for the nine months ended September 30, 2024 compared with the corresponding period in 2023.

We used $5.8 million of cash in financing activities for the nine months ended September 30, 2024 compared to receiving $21.7 million of cash from financing activities for the nine months ended September 30, 2023. The decrease in cash received from financing activities was primarily due to no cash proceeds received from registered direct financings and higher principal payments on the term loan with Oxford Finance LLC ("Oxford Finance") during the nine months ended September 30, 2024 compared with the corresponding period in 2023.

Shelf Registration Statement

In July 2021, we filed a shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”) (File No. 333-258333), which upon being declared effective in August 2021, allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of shares of our common stock which we could sell, subject to certain limitations, pursuant to the 2021 Sales Agreement. The 2021 Registration Statement expired on August 16, 2024.

On August 14, 2024, we filed a shelf registration statement on Form S-3 with the SEC (the “2024 Registration Statement”) (File No. 333-281550), which upon being declared effective on August 23, 2024, allowed us to offer up to $250.0 million of securities from time to time in one or more public offerings. In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our 2024 Registration Statement, which aggregate to no more than one-third of our public float.

During the nine months ended September 30, 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

As of November 11, 2024, we had up to $250.0 million of our securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $15.8 million of our securities are available for sale under the 2024 Registration Statement.

Any material sales in the public market of our common stock, under the 2024 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance, pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds were used for working capital and general business requirements. Following five amendments, we made interest only payments under the amended Loan Agreement until June 1, 2023, and are making consecutive monthly payments of principal and interest in arrears to be paid through September 1, 2025, the final maturity date of the term loan. The Loan Agreement provides for a floating interest rate (7.95% initially and 12.61% as of September 30, 2024) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the term loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was reclassified to current liabilities from non-current liabilities on our balance sheet as of September 30, 2024 and December 31, 2023 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement.

Going Concern

As of September 30, 2024, we had cash, cash equivalents and investments totaling $10.5 million compared to cash, cash equivalents, and investments of $29.8 million at December 31, 2023. In the nine months ended September 30, 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

During the nine months ended September 30, 2024, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

Human Capital

As of November 11, 2024, we had 45 employees, including 17 in research and development, 8 in manufacturing and 20 in selling, general and administrative.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Quarterly Report on Form 10-Q, we are only permitted to utilize the shelf registration statement subject to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or license or otherwise monetize our assets. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development of larsucosterol and in generating revenue.

Our actual capital requirements will depend on many factors, including:

•
continued progress and cost of our research and development programs;
•
progress with clinical trials, including a Phase 3 clinical trial for larsucosterol in alcohol-associated hepatitis (AH);
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

We do not control the commercialization of PERSERIS or Methydur

We have relied on Indivior for the commercialization of PERSERIS. In July 2024, Indivior announced that they were discontinuing sales and marketing activities related to PERSERIS. Accordingly, we expect payments based on sales of PERSERIS to decline in the future. Further, we rely on Orient Pharma for the commercialization of Methydur. If Orient Pharma does not successfully grow Methydur sales, the royalty payments we receive under our agreement with them will be limited. The sales of each of these products may be negatively impacted by challenging macroeconomic conditions.

Our ability to obtain revenues from the commercialization of POSIMIR is uncertain.

We have relied on Innocoll to commercialize POSIMIR in the United States pursuant to the Innocoll Agreement, which entitled us to tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States, and milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll has been responsible for completing post-marketing non-clinical studies and any additional studies required by the FDA, as well as for manufacturing POSIMIR. On November 8, 2024, we received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to us, and we are evaluating next steps with respect to the commercialization of POSIMIR. There can be no assurance that we will be able to generate revenues from the commercialization of POSIMIR.

For certain of our product candidates, we depend to a large extent on third-party collaborators, and we have limited or no control over their development, sales, distribution and disclosure for those product candidates

Our performance for certain of our product candidates depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain regulatory approvals. We have entered into agreements with Indivior and Orient Pharma under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain products or product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our products or product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of third-party collaborations may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, from changes in strategy of the other party or for other reasons. In these cases, the product rights typically revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult, unattractive or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, on November 8, 2024, Innocoll notified us of their termination of the Innocoll Agreement, effective as of May 6, 2025, pursuant to which we could have received royalties and milestone payments beyond May 6, 2025.

Item 5. Other Information

The information set forth below “Item 1.02. Termination of a Material Definitive Agreement” of Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.02 Termination of a Material Definitive Agreement.

Item 1.02. Termination of a Material Definitive Agreement

On November 8, 2024, we received a notice of termination of the Innocoll Agreement, dated December 21, 2021, as amended on September 19, 2022, by and between the Company and Innocoll. Innocoll terminated the Innocoll Agreement for convenience pursuant to Section 10.2(a) of the Innocoll Agreement, effective May 6, 2025 (the “Termination Date”). Pursuant to the Innocoll Agreement, the Company granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. For further description of the Innocoll Agreement, see Note 2 “Strategic Agreements—Agreement with Innocoll” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Prior to the Termination Date, Innocoll will work with the Company to fulfill the respective rights and obligations of each party in accordance with the terms and conditions of the Innocoll Agreement, including the transfer of data and know-how related to POSIMIR. As a result of the termination of the Innocoll Agreement, the Company will not be entitled to receive any further royalties or milestone payments due after the Termination Date unless such royalties or milestone payments were accrued prior to the Termination Date. The Company is evaluating next steps with respect to the commercialization of POSIMIR.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number	Exhibit Name

3.1*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.

10.1+

Form of Employee Restricted Stock Unit Award Agreement for use with the DURECT Corporation 2000 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2024)

10.2+	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 26, 2024)

10.3++*	Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015.

10.4++*	Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Unaudited Balance Sheets, (ii) Condensed Unaudited Statements of Operations and Comprehensive Loss, (iii) Condensed Unaudited Statements of Changes in Stockholders’ Equity, (iv) Condensed Unaudited Statements of Cash Flows and (v) Notes to Condensed Unaudited Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished, not filed.

+ Indicates a management contract or compensatory plan or arrangement.

++ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 14, 2024

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2024