Form 10-K
period 2024-12-31
DURECT CORP
filed 2025-03-27
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $39,696,286 as of June 30, 2024 based upon the closing sale price on The Nasdaq Capital Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,041,981 shares of the registrant’s Common Stock issued and outstanding as of March 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Part I

Item 1. Business.

Overview

DURECT Corporation (the “Company,” “DURECT,” “we,” “us” and “our”) is a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and 28-Day and 90-Day historical mortality rates of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events (“TEAEs”) in the larsucosterol arms compared with placebo. In May 2024, we announced that the FDA granted Breakthrough Therapy Designation ("BTD") to larsucosterol for the treatment of AH. In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. In September 2024, we provided details on the design of our upcoming registrational Phase 3 trial which will evaluate larsucosterol for the treatment of patients with severe AH. The proposed Phase 3 trial design incorporates feedback from the Type B meeting held with the FDA under the BTD. It is designed as a randomized, double-blind, placebo-controlled, multi-center study conducted in the U.S., which will evaluate the safety and efficacy of larsucosterol for the treatment of patients with severe AH. The primary outcome measure will be a 90-day survival endpoint. The Phase 3 trial is planned to enroll approximately 200 patients randomized in a 1:1 ratio across two arms: (1) larsucosterol (30 mg) or (2) placebo, which will be added to the current standard of care, with or without methylprednisolone capsules in the placebo patients at the investigators’ discretion. Patients enrolled in the trial will be monitored for an additional 90 days to collect additional safety and outcomes data. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER® and ORADUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Our major product research and development efforts for larsucosterol are described in the following table:

Summary of Larsucosterol Clinical Trials

Indication	Preclinical	Phase 1	Phase 2	Phase 3	Design / Timing	Patient Population
Alcohol-associated Hepatitis (Injectable)					Completed Phase 2b double-blind, placebo-controlled, multi-center safety and efficacy trial (AHFIRM) in 307 severe AH patients. Preparing to initiate Phase 3 trial.	~164,000 annual U.S. hospitalizations[1]
MASH (Oral)					Top line Phase 1b data, n=65: Reductions in liver enzymes, liver stiffness, serum lipids, certain biomarkers.	9-16 million in the U.S.[2]

(1) US Department of Health and Human Services' Healthcare Cost and Utilization Project reports https://hcupnet.ahrq.gov. (2) Estes C, et al. Hepatology, 2018;67:123-133.

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

Market Opportunity. AH, an acute form of alcohol-associated liver disease, is associated with long-term heavy intake of alcohol and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure. A Model of End-Stage Liver Disease (“MELD”) score is a commonly used scoring system to assess the severity and prognosis of AH patients. AH was associated with approximately 164,000 U.S. hospitalizations in 2021 according to the available data published for that year. A retrospective analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days, 29% at 90 days and 44% at 180 days. A subsequent global study published in December 2021, which included 85 tertiary centers in 11 countries across 3 continents, prospectively enrolled 2,581 AH patients with a median MELD score of 23.5, reported mortality at 28 and 90 days of approximately 20% and 31%, respectively.

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

Fast Track Designation and Breakthrough Therapy Designation

In December 2020, we announced that the FDA had granted larsucosterol Fast Track Designation for the treatment of AH. The FDA grants Fast Track Designation to facilitate development and expedite the review of therapies with the potential to treat a serious condition where there is an unmet medical need. A therapeutic that receives Fast Track Designation may benefit from early and frequent communication with the agency in addition to a rolling submission of the marketing application, with the objective of getting important new therapies to patients more quickly. In May 2024, we announced that the FDA granted BTD to larsucosterol for the treatment of AH.

Phase 3 clinical trial design

In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. In September 2024, we provided details on the design of our upcoming registrational Phase 3 trial which will evaluate larsucosterol for the treatment of patients with severe AH. The proposed Phase 3 trial design incorporates feedback from the Type B meeting held with the FDA under the BTD. It is designed as a randomized, double-blind, placebo-controlled, multi-center study conducted in the U.S., which will evaluate the safety and efficacy of larsucosterol for the treatment of patients with severe AH. The primary outcome measure will be a 90-day survival endpoint. The Phase 3 trial is planned to enroll approximately 200 patients randomized in a 1:1 ratio across two arms: (1) larsucosterol (30 mg) or (2) placebo, which will be added to the current standard of care, with or without methylprednisolone capsules in the placebo patients at the investigators’ discretion. Patients enrolled in the trial will be monitored for an additional 90 days to collect additional safety and outcomes data. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation.

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

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic MASH patients and matched control subjects (“MCS”) (matched by age, body mass index and gender with normal liver function) utilizing orally administered larsucosterol. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 MASH patients and 6 MCS. Data from this study were presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam in April 2017. All patients and MCS in this study tolerated larsucosterol well. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (i.e., shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both low and high dose cohorts, the PK parameters were comparable between the MASH patients and the MCS. In addition, the systemic exposure following the low and high doses of larsucosterol was dose dependent.

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

Approved and Commercial Pharmaceutical Products

Selected Programs

Product / Indication	Pre-Clinical	Clinical	NDA Filed / CRL	Approved	Commercial	Comments
POSIMIR® (bupivacaine solution) (1)	→	→	→	→	→	Launched by Innocoll in the U.S. in September 2022. Innocoll has provided notice of termination of the Innocoll Agreement, effective May 6, 2025.
PERSERIS™ (Schizophrenia)	→	→	→	→	→	Launched by Indivior in the U.S. in February 2019 (2)
Methydur Sustained Release Capsules (ADHD)	→	→	→	→	→	Launched by Orient Pharma in Taiwan in September 2020 (3)

1. Full Prescribing Information, including the Boxed Warning, is available at www.posimir.com.
2. DURECT to receive earn-outs based on net sales of PERSERIS. Indivior announced discontinuation of sales and marketing for PERSERIS in July 2024. PERSERIS prescribing information, including BOXED WARNING and Medication Guide visit www.perseris.com.
3. DURECT to receive royalties based on net sales of Methydur.

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

Complete Clinical Development and Seek Regulatory Approval of Larsucosterol for the Treatment of AH. In the fourth quarter of 2023, we completed our Phase 2b clinical trial (AHFIRM), as described above. In September 2024, we provided details on the design of our upcoming registrational Phase 3 trial which will evaluate larsucosterol for the treatment of patients with severe AH. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation.

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

ALZET Commercial Product Line

The ALZET product line consisted of miniature, implantable osmotic pumps and accessories used for research in mice, rats and other laboratory animals. On November 22, 2024, we sold the ALZET product line to Lafayette Instrument Co. ("LIC"), a portfolio company of Branford Castle Partners II, L.P., a North-American focused private equity firm. Under the terms of the asset purchase agreement, LIC paid DURECT $17.5 million in exchange for certain assets and liabilities associated with the ALZET product line.

Suppliers

We purchase the larsucosterol drug substance from a third-party manufacturer and larsucosterol clinical trial materials from another third-party manufacturer. As needed, we purchase sucrose acetate isobutyrate, a raw material for our SABER-based pharmaceutical systems, including Methydur and POSIMIR. We expect that we will continue to be able to obtain sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from the sale of certain key excipients that are included in POSIMIR, Methydur Sustained Release Capsules, and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with third-party collaborators and earn-out revenue from our patent purchase agreement. In 2024, Indivior accounted for 78% of our total revenue.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in qualified facilities. We have in the past entered into development and commercial manufacturing agreements with third parties for the manufacture of larsucosterol and POSIMIR (currently assigned to Innocoll, with such assignment ending effective May 6, 2025). In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under good manufacturing practice (“GMP”), including larsucosterol dosage forms. In the future, we may develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third-party collaborators by contracting with third party manufacturers. We manufacture certain key components for POSIMIR and Methydur at our current California facility.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary molecules and technology, inventions and improvements that are important to the development of our business. As of March 25, 2025, we owned or exclusively in-licensed over 15 unexpired issued U.S. patents and over 145 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 15 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced programs is as follows:

Our Epigenetic Regulator Program includes seven in-licensed patent families and seven patent families solely owned by us. Five patent families each include at least one granted patent that could provide protection until at least 2026, 2032, 2034, 2035, and 2037, respectively. The other patent families include pending patent applications, which if granted, could result in patents providing protection until at least 2040 to 2044. Patent terms are potentially subject to terminal disclaimers as well as patent term adjustments and extensions. Of the fourteen patent families covering larsucosterol and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other twelve have been filed or likely will be filed both in the U.S. and internationally. Since larsucosterol is an endogenous molecule, patent claims directed to larsucosterol compositions of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and nine of the larsucosterol U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by four patent families. Three patent families include granted patents that could provide protection until 2025, 2026 and 2041, respectively. The other patent family includes a pending patent application, which if granted, could result in a patent expiring in 2042. In Europe, POSIMIR is covered by a pending application in the patent family that could provide protection until at least 2041.

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

Further, the Affordable Care Act has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, the Biden administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act. Specifically, the IRA authorizes and directs the U.S. Department of Health and Human Services (“HHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. On June 30, 2023, the Centers for Medicare and Medicaid Services (“CMS”), issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program . In addition, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology (“NIST”) published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. The implementation of government-imposed cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. It is currently unclear how any such challenges and other litigation, and the healthcare reform measures of the current U.S. presidential administration will impact the Affordable Care Act and our business as well as how the IRA will be effectuated.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031 unless additional Congressional action is taken, except for a temporary suspension from May 1, 2020 through March 31, 2022 and limited reductions to 1% from April 1, 2022 through June 30, 2022 due to the COVID-19 pandemic with the 2% payment reduction having resumed on July 1, 2022. Following the resumption of the sequester, under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024.

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

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application (“CTA”) much like an IND prior to the commencement of human clinical trials. In the EU, a CTA must be submitted for each trial to the competent health authority and to independent ethics committees by national procedure for a single country trial or by EMA submission portal Clinical Trials Information System for a multinational study. Once the CTA is approved in accordance with the requirements in the concerned countries, clinical trial development may proceed in those countries and are conducted in accordance with GCP and other applicable regulatory requirements.

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

Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. Alfasigma S.p.A., Nterica Bio, Inc., Aldeyra Therapeutics, Inc., Surrozen, Inc. and several academic institutes, including Yale University, and others have development plans for products or evaluating marketed products to treat AH. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

As of March 25, 2025, we had 21 employees, including 9 in research and development and 12 in selling, general and administrative. At least 13 of our employees have advanced degrees of some sort (e.g., MD, PhD, DVM, JD, MBA). The Company strives for gender diversity and diversity beyond gender throughout the organization. Of our employees, 43% are male and 57% are female. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 25, 2025 are as follows:

Name	Age	Position
James E. Brown, D.V.M.	68	President, Chief Executive Officer and Director
Timothy M. Papp, M.B.A.	49	Chief Financial Officer
Norman L. Sussman, M.D.	72	Chief Medical Officer

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
•
The FDA’s Fast Track Designation and Breakthrough Therapy Designation of larsucosterol may not lead to a faster development or regulatory review or approval
•
Open-label trials of larsucosterol in AH and MASH have inherent limitations
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates
•
Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs
•
Macroeconomic uncertainties have in the past impacted and may continue to adversely impact our business, including posing challenges to conducting clinical trials
•
We do not control the commercialization of PERSERIS or Methydur
•
Our ability to obtain revenues from the commercialization of POSIMIR and PERSERIS is uncertain
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
•
If we are unable to protect, maintain or enforce our intellectual property rights or secure rights to third-party intellectual property, or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed, we may lose valuable assets, lose market share or incur costly litigation or our third-party collaborators may choose to terminate their agreements with us
•
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed
•
The markets for our pharmaceutical products and product candidates are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to establish, maintain or grow our business and remain competitive
•
Our relationships with physicians, patients and third-party payers are subject to anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings
•
We could be exposed to significant product liability claims and we are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm
•
Healthcare reform measures could hinder or prevent our product candidates’ commercial success
•
Market acceptance of, and market opportunity for, our products or product candidates is uncertain, and failure to achieve market acceptance or adequate reimbursement from third-party payers will delay our ability to generate or grow revenues
•
Inability to train physicians to use our products may prevent market acceptance of our products
•
Our stock price does not currently meet the minimum bid price for continued listing on Nasdaq
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

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2024. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize the shelf registration statement subject to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or license or otherwise monetize our assets. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development of larsucosterol and in generating revenue.

Our actual capital requirements will depend on many factors, including:

•
continued progress and cost of our research and development programs;
•
progress with clinical trials, including a Phase 3 clinical trial for larsucosterol in AH;
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
•
costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our products, products we have a financial interest in and, product candidates;
•
competing technological and market developments;
•
market acceptance of our products, products we have a financial interest in and, product candidates;
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

We are dependent on the success of larsucosterol and the path to regulatory approval is uncertain; we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of larsucosterol, which has completed multiple clinical trials, including a Phase 2b clinical trial (AHFIRM) in patients with severe AH, topline results of which were announced in November 2023. The AHFIRM trial did not achieve the primary endpoint of a statistically significant difference in 90-day mortality or liver transplant for each dose of larsucosterol versus placebo. Accordingly, future clinical trials will be required to establish clinically and statistically significant proof of efficacy, and sufficient evidence of safety to support regulatory approval. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation. There is no assurance that future clinical trials will establish efficacy of larsucosterol to treat AH or will not result in unanticipated side effects. If larsucosterol fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon development of larsucosterol, which would materially harm our business.

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

The FDA or other regulatory agencies may require more information or clinical studies for our product candidates, and our product candidates may never be approved

The AHFIRM trial did not achieve the primary endpoint of a statistically significant difference in 90-day mortality or liver transplant for each dose of larsucosterol versus placebo. The failure to adequately demonstrate the safety and effectiveness of larsucosterol to the satisfaction of the FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of larsucosterol. Future clinical trials, including the planned Phase 3 clinical trial of larsucosterol in AH, may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for larsucosterol or may require such significant numbers of patients or additional costs to make it impractical to satisfy the regulatory agency’s requirements, and thus larsucosterol may not be approved for marketing. During the review process, the FDA or other regulatory agencies may request additional information regarding the efficacy or safety of larsucosterol and providing such additional information could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead our Company to abandon the development of larsucosterol. Additionally, the FDA, or other regulatory agencies, may also request more information regarding the chemistry, manufacturing or controls related to larsucosterol, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of larsucosterol. Even if larsucosterol receives FDA or other regulatory agency approval, the regulatory agency may require that we conduct additional clinical or non-clinical studies after such approval, place limitations on the use of our products in applicable labels, require marketing under a Risk Evaluation and Mitigation Strategy program, include commercially unattractive language in the approved product label, delay approval to market our products or limit the indicated use of our products, which may harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

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

The FDA’s Fast Track Designation and Breakthrough Therapy Designation of larsucosterol may not lead to a faster development or regulatory review or approval

The FDA grants Fast Track Designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. Additionally, the FDA grants Breakthrough Therapy Designation to expedite its review of potential new drugs for serious or life-threatening diseases where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a drug as a Breakthrough Therapy provides the same benefits as are available under the Fast Track program, as well as intensive FDA guidance on the product’s development program.

Even though larsucosterol has received both Fast Track Designation and Breakthrough Therapy Designation for the treatment of AH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, or receive FDA approval at all, in that indication or any other. Such designations do not change the standards for approval. The FDA may also withdraw such designations if it believes that they are no longer supported by data from our clinical development program.

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

Open-label trials of larsucosterol in AH and MASH have inherent limitations

Certain previously completed AH and MASH trials of larsucosterol were open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that the patients received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons. Additionally, larger placebo-controlled clinical trials are required to evaluate the safety and efficacy of larsucosterol to treat any indication, including AH and MASH. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of larsucosterol in a statistically significant or clinically meaningful manner.

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

Key components of larsucosterol are provided by a limited number of suppliers, and supply shortages or loss of these suppliers could result in delays or interruptions in supply or increased costs

We purchase larsucosterol from a third-party supplier and we currently have a third-party sole manufacturer for GMP supplies of larsucosterol. The third-party supplier is our sole manufacturer of the larsucosterol drug substance and the third party manufacturer is our sole source for the drug product required for development and commercialization of our larsucosterol drug candidate.

The reliance on a sole or limited number of manufacturers and suppliers could result in:

•
an inability to obtain an adequate supply of larsucosterol, which may be exacerbated by trade wars or other governmental action related to tariffs or trade agreements;
•
delays associated with finding and contracting with a new supplier/manufacturer (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the know-how and technology required to perform the services to the new supplier; and
•
reduced control over pricing, quality and delivery time.

There can be no assurance that we will receive sufficient quantities of larsucosterol to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply or manufacturing could delay development of larsucosterol. In addition, if additional third parties in our supply chain are adversely impacted by restrictions resulting from macroeconomic events, including staffing shortages, trade wars or other governmental action related to tariffs or trade agreements, raw material shortages, production slowdowns and/or disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

We have supply agreements in place for certain components of our products and product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our products or product candidates. Therefore, the supply of a particular component could be terminated without our consent at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a commercially reasonable quantity, quality, cost and timing. In addition, certain of our suppliers may encounter delays in providing their services. Any interruption in the supply of single source components (including active pharmaceutical ingredients, excipients, or components like vials, stoppers, filters and the like), products or product candidates, could cause us to seek alternative sources of supply or attempt to manufacture these items internally if feasible. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our products or product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to obtain commercial product supplies or complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation and make access to capital more difficult, expensive or impossible. Supply chain disruptions have affected and may continue to affect the manufacturing and shipment of goods globally. Any delay in production or delivery of the components and drug substances used in our products or product candidates for any reason, could adversely impact our business and hinder our growth.

Macroeconomic uncertainties have in the past impacted and may continue to adversely impact our business, including posing challenges to conducting clinical trials

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation and monetary supply shifts, as well as recession risks, which may continue for an extended period, which may have an adverse impact on the economies and financial markets of many countries, resulting in a severe and prolonged global economic downturn that could have an adverse impact on our business operations and financial condition. Further, such macroeconomic uncertainties may also adversely impact our ability to raise additional capital to provide sufficient funding to continue our product development efforts, including clinical trials, which would make it more difficult for companies such as ours to access capital.

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

The extent to which such macroeconomic uncertainties impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As a result, there have been and may continue to be longer lead times required for acquiring components and supplies used in manufacturing of larsucosterol. We may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials including:

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

•
interruption of or delays in receiving supplies of our products and product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, prioritization of other activities over ours and disruptions in delivery systems;
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

Our ability to obtain revenues from the commercialization of POSIMIR is uncertain

We have historically relied on Innocoll to commercialize POSIMIR in the United States pursuant to the Innocoll Agreement, which entitled us to tiered, low double-digit to mid-teen royalties on net product sales of POSIMIR in the United States, and milestone payments of up to $122.0 million in the aggregate, depending on the achievement of certain regulatory, commercial, and intellectual property milestones with respect to POSIMIR. The current approved labeling for POSIMIR is limited, and Innocoll has been responsible for completing post-marketing non-clinical studies and any additional studies required by the FDA, as well as for manufacturing POSIMIR. On November 8, 2024, we received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to us, and we are evaluating next steps with respect to the commercialization of POSIMIR. There can be no assurance that we will be able to generate revenues from the commercialization of POSIMIR.

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

Cancellation of third-party collaborations may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) at will by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, from changes in strategy of the other party or for other reasons. In these cases, the product rights typically revert to us or certain rights of the partner to use our proprietary technology are terminated. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult, unattractive or impossible to enter into agreements with other third parties for use of the assets and/or technologies that were subject to the terminated agreement. For example, on November 8, 2024, Innocoll notified us of their termination of the Innocoll Agreement, effective as of May 6, 2025, pursuant to which we could have received royalties and milestone payments in the future.

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

Manufacturers of drugs must comply with the applicable FDA GMP regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current GMP regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state and in some cases, foreign agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products and product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable GMP regulations and other FDA and/or foreign regulatory requirements. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our products or product candidates we or they manufacture, the FDA or foreign equivalents may refuse or withdraw marketing clearance or approvals, put our or our partner’s clinical trial on hold, withdraw or reject an IND application or NDA, or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our products and product candidates.

We have a history of operating losses, expect to continue to have losses and may never achieve or maintain profitability and we may not successfully manage our Company through varying business cycles

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2024, had an accumulated deficit of approximately $597.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, manufacture and market our proposed product candidates and successfully commercialize our approved products. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our products and product candidates. The license fees as well as the operating costs of using or developing these technologies or rights would increase the costs of our products and product candidates as well as our operating costs generally.

Our revenues over the last two years are from earn-out payments from Indivior related to sales of PERSERIS, from certain excipient sales, from royalty payments from Orient Pharma related to sales of

Methydur in Taiwan, from payments under collaborative research and development agreements with third parties and from royalties from Innocoll related to POSIMIR. We do not expect that our revenues will exceed our operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our products and product candidates in the near future, do not expect to receive additional milestone payments in the near term due to the termination of the Innocoll Agreement or meaningful royalties from POSIMIR until the product achieves meaningful sales (if ever) and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

Our success will depend in part on properly sizing our Company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. For example, in connection with the COVID-19 pandemic, from 2020 to 2022, we required most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only mandatory personnel, implemented social distancing on-site, and closed certain of our offices temporarily. While we have switched to a hybrid remote model, our continued reliance on personnel working remotely makes us more susceptible to reduced productivity, disruptions, delays, and other adverse impacts on our business. In addition, this model could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with the FDA, manufacturing sites, research or clinical trial sites. To mitigate similar future cycles, we may expand or contract our facilities, our operational, financial and management systems and our personnel. If we are unable to manage growth and contractions effectively, our business would be harmed.

We depend upon key personnel who may terminate their employment with us at any time, and we may not be able to attract and retain sufficient qualified personnel on a timely basis, if at all

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenetic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. The market for qualified personnel in the San Francisco Bay Area is very competitive and we may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. We have reduced our headcount from 58 as of March 26, 2024 to 21 as of March 25, 2025 through targeted headcount reductions and the sale of the ALZET product line. We may need to terminate additional employees to maintain our operations. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources as well as difficulties or inability to raise sufficient capital to fund our Company’s operations.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials, products and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

Delays or difficulties in the enrollment of subjects in clinical trials may increase our overall development expenses and delay clinical trial data and receipt of necessary regulatory approvals

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients within a reasonable period of time. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, our ability to recruit clinical sites and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for larsucosterol if we are unable to sign and maintain sufficient clinical sites, locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities, or if we are unable to collect and analyze biological samples required for trial endpoints. It is possible that the inclusion and exclusion criteria for patients to be enrolled in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment and the cost of these trials.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators (including Indivior and Orient Pharma) compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, where applicable, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, where applicable, may be unable to engage qualified distributors. Even if engaged, these collaborators and distributors may:

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

Write-offs related to impairment of goodwill, long-lived assets, inventories and other non-cash charges may adversely impact profitability and cause cash flows to differ from reported earnings

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $2.7 million at December 31, 2024 after the sale of the ALZET product line. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2024 and determined that goodwill was not impaired as of December 31, 2024. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Our corporate headquarters and personnel are located in a seismically active area near wildfire zones

Our corporate headquarters and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes, as well as wildfires and related power outages or power shortages. Should such a natural disaster or power outage or power shortage occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be harmed or destroyed.

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

As of March 25, 2025, we owned or exclusively in-licensed over 15 unexpired issued U.S. patents and over 145 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 15 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

We may be involved in lawsuits and other legal proceedings to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Any such adverse result or determination could have a material adverse effect on our business.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Orient Pharma, among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such disputes which we would otherwise spend on our business.

Risks Related To Our Industry

The markets for our pharmaceutical products and product candidates are rapidly changing and competitive, and new products or technologies developed by others could impair our ability to establish, maintain or grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products, product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for larsucosterol, if approved, will depend on the specific indication(s) for which larsucosterol is approved. Alfasigma S.p.A., Nterica Bio, Inc., Aldeyra Therapeutics, Inc., Surrozen, Inc. and several academic institutes, including Yale University, and others have development plans for products or evaluating marketed products to treat AH.

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

Market acceptance of, and market opportunity for, our products or product candidates is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products or products we have licensed to others, including larsucosterol, if approved. Even if approved for marketing, this product candidate may not achieve market acceptance or the market opportunities for our current and potential future product candidates may be smaller than we predicted, which could adversely affect our future product revenues and could cause our business to suffer. The degree of market acceptance will depend upon a number of factors, including:

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

If we or our third-party collaborators are unable to train physicians to use our products and product candidates to treat patients’ diseases or medical conditions, we may not achieve market acceptance of our products

Broad use of certain of our products or out-licensed products will require extensive training of numerous physicians on their proper and safe use. The time required to train physicians could delay adoption of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our products. Any delay in training would materially delay the demand for our products and harm our business and financial results. In addition, we or our partners may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

Risks Related To Our Common Stock

Our stock price does not currently meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

On January 9, 2025, we received a written notification from The Nasdaq Stock Market LLC (“Nasdaq”) informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days (the “Minimum Closing Bid Price Requirement”), our shares no longer complied with the Minimum Closing Bid Price Requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2) (the “Nasdaq Marketplace Rules”). We have until July 8, 2025 to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

If we do not regain compliance during the compliance period, then Nasdaq may grant us a second 180 calendar day grace period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for Nasdaq, other than the Minimum Closing Bid Price Requirement, and (ii) we notify Nasdaq of our intent to cure the deficiency. One strategy to regain compliance in such circumstances would be to implement a reverse stock split. For example, we implemented such a strategy to regain compliance with the Minimum Closing Bid Price Requirement when we completed a 1-for-10 reverse stock split in December 2022. We could also appeal Nasdaq’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on The Nasdaq Capital Market.

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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has periodically experienced extreme price and volume fluctuations. For example, trade wars and other governmental actions, pronouncements by the Federal

Reserve, inflation, outbreaks of war such as between Russia and Ukraine or Israel and Hamas, oil price volatility and other factors have caused broad stock market and industry fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we have in the past and may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In the past we have engaged in equity financings that have resulted in dilution to our existing stockholders. In August 2024, we filed the 2024 Registration Statement to offer up to $250.0 million of securities from time to time in one or more public offerings. As of March 25, 2025, we had up to $250.0 million of our securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $8.7 million of our securities are available for sale under the 2024 Registration Statement. Any sales in the public market of our common stock in offerings under our shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, investors have in the past and could in the future experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants to purchase our common stock.

As of December 31, 2024, common warrants to purchase 3,591,027 shares of our common stock were outstanding. In addition, as of December 31, 2024, 275,000 shares of our common stock were issuable from outstanding restricted stock units under our stock option plan, 4,619,287 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $6.59 per share, 1,844,180 additional shares of common stock were reserved for potential future issuance under our stock option plan, and an aggregate of 49,667 shares of common stock were reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. At December 31, 2024, we had 350,000,000 authorized shares of common stock and, as such, we have the ability to issue significantly more shares and options in the future, which would result in substantial dilution to our stockholders, including investors in this offering.

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

Holders

As of March 25, 2025, there were approximately 69 holders of record of shares of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2024 and 2023 should be read in conjunction with our financial statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Annual Report on Form 10-K. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our ALZET product line. See “ALZET Commercial Product Line” in Part I, Item 1, above and Note 11. Discontinued Operations of our financial statements in this Annual Report on Form 10-K for additional information.

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
•
the potential benefits of Breakthrough Therapy Designation and Fast Track Designation;
•
the results and timing of clinical trials, including clinical trial plans and timelines for larsucosterol;
•
the likelihood of future clinical trial results of larsucosterol being positive with statistical significance and/or similar to results from previous trials, the possible commencement of future clinical trials;
•
our communications with the U.S. Food and Drug Administration (“FDA”) regarding the trial design for a Phase 3 clinical trial for larsucosterol in AH and our ability to confirm the efficacy and safety of larsucosterol in AH patients to support a New Drug Application filing with the FDA;
•
our plans and ability to obtain sufficient capital resources to initiate a Phase 3 clinical trial of larsucosterol in AH and present topline results within two years of initiation;
•
our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•
the potential benefits and uses of our products and product candidates, including larsucosterol;
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
•
sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our need or desire for additional financing, including potential sales under our shelf registration statement and our ability to continue to operate as a going concern;
•
our expectations regarding research and development expenses, and selling, general and administrative expenses;
•
the composition of future revenues; and
•
accounting policies and estimates.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section as well as the “Overview” and "Results of Operations" sections of this Management’s Discussion and Analysis of Financial Condition. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

This discussion and analysis generally addresses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov and the investor relations section of our website at www.durect.com/investors/sec-filings/. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

Overview

We are a biopharmaceutical company advancing novel and potentially lifesaving investigational therapies derived from our Epigenetic Regulator Program. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and 28-Day and 90-Day historical mortality rates of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events (“TEAEs”) in the larsucosterol arms compared with placebo. In May 2024, we announced that the FDA granted Breakthrough Therapy Designation ("BTD") to larsucosterol for the treatment of AH. In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. In September 2024, we provided details on the design of our upcoming registrational Phase 3 trial which will evaluate larsucosterol for the treatment of patients with severe AH. The proposed Phase 3 trial design incorporates feedback from the Type B meeting held with the FDA under the BTD. It is designed as a randomized, double-blind, placebo-controlled, multi-center study conducted in the U.S., which will evaluate the safety and efficacy of larsucosterol for the treatment of patients with severe AH. The primary outcome measure will be a 90-day survival endpoint. The Phase 3 trial is planned to enroll approximately 200 patients randomized in a 1:1 ratio across two arms: (1) larsucosterol (30 mg) or (2) placebo, which will be added to the current standard of care, with or without methylprednisolone capsules in the placebo patients at the investigators’ discretion. Patients enrolled in the trial will be monitored for an additional 90 days to collect additional safety and outcomes data. Our plan is to initiate a Phase 3 clinical trial of larsucosterol in AH, subject to obtaining sufficient funding, and present topline results within two years of initiation. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

NOTE: POSIMIR® is a trademark of Innocoll Pharmaceuticals, Ltd. in the U.S. and a trademark of DURECT Corporation outside of the U.S. SABER® and ORADUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for POSIMIR, including BOXED WARNING and Medication Guide can be found at www.posimir.com. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenue consists of four broad categories: (a) the recognition of upfront license payments over the period of our continuing involvement with third parties, (b) the reimbursement of qualified research expenses by third parties, (c) milestone payments in connection with our collaborative agreements and (d) royalties and earn-out payments from our agreements with third parties. During the last two years, we generated collaborative research and development revenues from collaborative agreements with Innocoll and others.

Product Revenue

We currently generate product revenue from the sale of certain key excipients used by pharmaceutical companies as raw materials in certain of their products, including Methydur and a marketed animal health product.

Because we consider our core business to be developing and commercializing pharmaceuticals, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenues related to collaborative research and development by entering into new collaborations.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2024, we had an accumulated deficit of $597.3 million. Our net losses were $8.3 million and $27.6 million for the years ended December 31, 2024 and 2023, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses and our selling, general and administrative expenses to decrease in 2025 compared to 2024. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Revenue Recognition

Product Revenue, Net

We manufacture and sell certain excipients used by pharmaceutical companies as raw materials in certain of their products, including Methydur and a marketed animal health product. Prior to the sale of the ALZET product line in November 2024, we also manufactured and sold ALZET miniature osmotic pumps used in laboratory research.

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

Collaborative Research and Development and Other Revenue

Royalties and Earn-outs: For our arrangements that include sales-based royalties or earn-outs, including milestone payments based on first commercial sale or the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or earn-out has been allocated has been satisfied (or partially satisfied).

Research and development services: Revenue from research and development services that are determined to represent a distinct performance obligation related to services performed under the collaborative arrangements with our third-party collaborators is recognized over time as the related research and development services are performed. We evaluate the measure of progress each reporting period and recognize revenue on a cumulative catch-up basis, as collaborative research and development revenue. We perform analytical services for counterparties and recognize revenue upon completion of these services. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Results of Operations

Comparison of years ended December 31, 2024 and 2023

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

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $1.9 million and $2.3 million in 2024 and 2023, respectively. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales, (b) feasibility programs and research and development activities funded by our collaborators or counterparties, (c) royalty revenue from Orient Pharma with respect to Methydur net sales and (d) royalty revenue from Innocoll with respect to POSIMIR net sales. The decrease in collaborative research and development and other revenue in 2024 compared with 2023 was primarily due to lower earn-out revenue from Indivior and lower revenue recognized from feasibility agreements with other companies.

Product revenue, net

As previously announced, in November 2024, we completed the sale of our ALZET product line to Lafayette Instruments Co. Revenue recognized from the ALZET product line, related cost of product revenues, associated selling, general and administrative expenses have been reclassified to discontinued operations for all periods presented.

A portion of our revenues is derived from product sales, which include certain excipients used by pharmaceutical companies as raw materials in certain of their products, including Methydur and a marketed animal health product. Net product revenues were $135,000 and $313,000 in 2024 and 2023, respectively.

The decrease in product revenues in 2024 was primarily attributable to lower product revenue related to the sale of excipients that are included in Methydur compared to 2023.

Operating Expenses

Cost of product revenues

Cost of product revenues includes the cost of product revenue from certain excipients that are included in Methydur and a marketed animal health product. Cost of product revenues was $78,000 and $268,000 in 2024 and 2023, respectively.

The decrease in cost of product revenues in 2024 was primarily attributable to lower cost of goods sold related to certain excipients that are included in Methydur compared with 2023.

Stock-based compensation expense recognized related to cost of product revenues was zero in both 2024 and 2023.

As of December 31, 2024, we had no manufacturing employees compared with 9 as of December 31, 2023.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $10.4 million and $29.4 million in 2024 and 2023, respectively. Stock-based compensation expense recognized related to research and development personnel was $747,000 and $1.2 million in 2024 and 2023, respectively.

Research and development expenses decreased by approximately $18.9 million in 2024 compared to 2023. The decrease in 2024 was primarily attributable to lower research and development costs associated with larsucosterol, the depot injectable programs and other research programs compared to 2023, as more fully discussed below. We expect our research and development expenses to decrease in 2025 compared to 2024.

Research and development expenses associated with our major development programs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Larsucosterol	$10,214	$26,246
Depot injectable programs	2	320
Other	167	2,785
Total research and development expenses	$10,383	$29,351

Larsucosterol

Our research and development expenses for larsucosterol decreased to $10.2 million in 2024 from $26.2 million in 2023, primarily due to lower clinical trial related expenses as we completed the AHFIRM trial, and experienced lower contract manufacturing expenses and lower employee-related costs for this drug candidate compared with 2023.

Depot injectable programs

Our research and development expenses for depot injectable programs decreased to $2,000 in 2024 from $320,000 in 2023 primarily due to lower employee-related costs and lower outside expenses for these programs.

Other DURECT research programs

Our research and development expenses for all other research programs decreased to $167,000 in 2024 from $2.8 million in 2023, primarily due to lower employee-related costs and lower outside expenses associated with these programs compared with 2023.

As of December 31, 2024 and 2023, we had 17 and 27 research and development employees, respectively.

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

Selling, general and administrative

Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other costs associated with finance, accounting, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $10.5 million and $12.7 million in 2024 and 2023, respectively. Selling, general and administrative expenses decreased by $2.2 million in 2024 compared to 2023, primarily due to lower employee expenses as well as lower consulting, patents and audit related expenses in 2024 compared with 2023. Stock-based compensation recognized related to selling, general and administrative personnel was $1.2 million and $1.4 million in 2024 and 2023, respectively. We expect our selling, general and administrative expenses to decrease in 2025 compared to 2024 due to lower audit expenses and lower employee expenses in 2025.

As of December 31, 2024 and 2023, we had 14 and 23 selling, general and administrative personnel, respectively.

Other Income (Expense)

Interest and other income

Interest and other income were $821,000 and $2.1 million in both 2024 and 2023, respectively. Interest and other income in 2024 was lower than 2023 primarily as a result of lower cash and investments balances in 2024 compared with 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a loss of $323,000 and a gain of $13.6 million during the years ended December 31, 2024 and 2023, respectively.

The change in fair value of warrant liabilities during the year ended December 31, 2024 was comprised of a non-cash loss of $323,000 for the common warrants issued in February 2023 and July 2023.

The change in fair value of warrant liabilities during the year ended December 31, 2023 was comprised of a non-cash gain of $1.6 million for the pre-funded warrants issued in February 2023, a non-cash gain of $7.2 million for the common warrants issued in February 2023 and a non-cash gain of $4.9 million for the common warrants issued in July 2023.

Issuance cost for warrants

The issuance cost for warrants was zero and $1.6 million during the years ended December 31, 2024 and 2023, respectively. The issuance cost for warrants during the year ended December 31, 2023 was comprised of $1.2 million for the warrants issued in February 2023 and $427,000 for the common warrants issued in July 2023.

Loss on issuance of warrants

Loss on issuance of warrants was zero and $2.0 million during the years ended December 31, 2024 and 2023, respectively. The loss on issuance of warrants during the year ended December 31, 2023 was comprised of $2.0 million for the warrants issued in February 2023.

Income Taxes

As of December 31, 2024, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $303.9 million, of which approximately $197.0 million will expire in the years 2025 through 2037, and approximately $106.9 million will not expire under current tax laws. As of December 31, 2024, we had federal research and development tax credits of approximately $17.0 million, which expire at various dates beginning in 2025 through 2043, if not utilized. As of December 31, 2023, we had NOL carryforwards for state income tax purposes of approximately $270.4 million, which expire in the years 2025 through 2043, and state research and development tax credits of approximately $17.8 million, which do not expire under current tax laws. Utilization of the NOLs may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of NOLs and credits before utilization.

As of December 31, 2024 and 2023, we had net deferred tax assets of $116.8 million and $124.5 million, respectively. Deferred tax assets reflect the net tax effects of NOLs and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2024 and 2023. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change is defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 1.9 million shares of our common stock. We also issued approximately 440,000 shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013, April 2016, June 2019 and February 2021, we completed underwritten public offerings in which we sold an aggregate of approximately 1.4 million, 820,000, 1.4 million, 2.9 million and 2.0 million shares, respectively, of our common stock pursuant to effective registration statements. In 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, we issued approximately 520,000, 890,000, 960,000, 230,000, 530,000, 95,000, 3,000 and 1.6 million shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. In 2023, we completed two registered direct offerings by selling an aggregate of approximately 4.7 million shares of common stock and accompanying warrants to purchase an aggregate of approximately 5.3 million shares of common stock. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 2000 to 2024 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

Since our inception in 1998, we have generally had a history of operating losses and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. These losses have resulted primarily from costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We had cash, cash equivalents and investments totaling $12.0 million at December 31, 2024, which includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2024 as compared to cash, cash equivalents and investments totaling $29.8 million at December 31, 2023. At December 31, 2024, we had an accumulated deficit of $597.3 million.

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

As discussed below, we do not have sufficient cash resources to fund our planned operations, existing debt and contractual commitments and planned capital expenditures. Our auditors have issued a going concern opinion as of, and for the year ended, December 31, 2024. Unless we secure funding from collaborations, additional equity or debt financing, of which there can be no assurance, we may not be able to continue operations.

Cash Flows

We used $19.1 million and $34.4 million of cash in operating activities in the years ended December 31, 2024 and 2023, respectively. The decrease in cash used in operating activities in 2024 was primarily due to lower costs incurred to research and develop our product candidates and, to a lesser extent, from selling, general and administrative costs associated with our operations and product sales, partially offset by lower payments from our collaborators compared with 2023. The cash used in operating activities was primarily to fund operations as well as our working capital requirements, partially offset by the changes in accounts receivable, accounts payable and accrued liabilities.

We received $18.0 million cash from investing activities in the year ended December 31, 2024 and used $1.2 million of cash in investing activities in the year ended December 31, 2023, respectively. The increase in cash generated from investing activities in 2024 was primarily due to net proceeds from the sale of the ALZET product line and a decrease in purchases of available-for-sale securities, partially offset by a decrease in proceeds from maturities of available-for-sale securities in 2024 compared with 2023.

We used $16.3 million cash in financing activities in the year ended December 31, 2024 and generated $20.5 million of cash from financing activities in the year ended December 31, 2023, respectively. The increase in cash used in financing activities in the year ended December 31, 2024 was primarily used to make higher principal payments and a final payment on the term loan with Oxford Finance LLC ("Oxford Finance") as we fully paid off the term loan in 2024. Cash provided by financing activities in 2023 was primarily due to cash proceeds received from the registered direct offerings that were completed in February 2023 and in July 2023 and from the sale of our common stock in the open market pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”), partially offset by principal payments on the term loan with Oxford Finance.

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

In 2023, we raised net proceeds (net of commissions) of approximately $1.6 million from the sale of our common stock in the open market under the 2021 Sales Agreement. In 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

As of March 25, 2025, we had up to $250.0 million of our securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $8.7 million of our securities are currently available for sale under the 2024 Registration Statement.

Any material sales in the public market of our common stock, under the 2024 Registration Statement, could adversely affect prevailing market prices for our common stock.

Term Loan

In July 2016, we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance. In the event of default by us under the 2016 Loan Agreement, the lender would have been entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may have been required to repay all amounts then outstanding under the Loan Agreement. As a result, the term loan was reclassified to current liabilities from non-current liabilities on our balance sheet as of December 31, 2023 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Loan Agreement. In November 2024, we completed the sale of our ALZET product line to Lafayette Instrument Co. ("LIC"), a portfolio company of Branford Castle Partners II, L.P., a North-American focused private equity firm. Under the terms of the agreement, LIC paid DURECT $17.5 million in exchange for certain assets and liabilities associated with the ALZET product line. Simultaneous with this transaction, we paid off all remaining obligations under the term loan agreement with Oxford Finance.

Going Concern

As of December 31, 2024, we had approximately $12.0 million in cash, cash equivalents and investments compared to cash, cash equivalents, and investments of $29.8 million at December 31, 2023. In 2024, we completed the sale of our ALZET product line, paid off all remaining obligations under the term loan agreement with Oxford Finance and raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

Contractual Obligations	2025	2026 and thereafter	Total
Operating lease obligations	$1,150	$1,351	$2,501
Total contractual cash obligations	$1,150	$1,351	$2,501

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

As a result, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern in its report on our financial statements as of, and for the year ended, December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DURECT Corporation (the “Company”) as of December 31, 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of the February 2023 Common Warrants

Critical Audit Matter Description

As described in Notes 3 and 9 of the financial statements, in February 2023, the Company issued common warrants to purchase an aggregate of 2,000,000 shares of Common Stock, in a registered direct offering (the "February Offering"). At the date of issuance and as of December 31, 2024, the Company accounted for the common warrants as current liabilities on the balance sheet and are adjusted to estimated fair value at each reporting period. The common warrants are valued using a Monte-Carlo valuation model due to the presence of an alternative cashless settlement feature in the financing agreement that provides the warrant holders with an alternative settlement feature to receive a fixed percentage of the shares underlying the warrants for no consideration. Because this feature allows for the warrant holders to use an alternative mechanism to exercise their warrants in a manner that would yield different values, a Monte-Carlo valuation model was determined to be appropriate.

The valuation of the common warrants related to the February Offering requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the valuation of the transaction due to the use of complex valuation models to estimate the value of the common warrants, which included the need to involve our valuation specialists. Therefore, we identified the Company’s valuation of the common warrants related to the February Offering as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s valuation of the common warrants related to the February Offering. We evaluated the significant accounting policies relating to the Company’s analyses, as well as management’s application of the policies, for appropriateness and reasonableness.

To test the accounting for the common warrants in the February Offering, we performed audit procedures that included, among other things, obtaining an understanding of the Company’s process to account for the issuance of the common warrants, inspecting the warrant agreements, evaluating the reasonableness of management’s assumptions used as inputs within the valuation model and testing the accuracy of the underlying data used in the valuation models by tracing the key inputs to relevant terms contained in the warrant agreements. We also involved a valuation specialist to assist in evaluating the valuation methodologies and significant assumptions used in the valuation model, as well as testing the mathematical accuracy of the calculations.

Accounting and disclosure of Business Disposal and Discontinued Operations

Critical Audit Matter Description

As described in Note 11 of the financial statements, on November 22, 2024 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Alzet, LLC, a subsidiary of Lafayette Instrument Co. (the “Purchaser”). Under the terms of the APA, the Company agreed to sell to the Purchaser substantially all of the assets, and certain specified liabilities, related to the ALZET product line (the “Sale”). Pursuant to the terms of the APA, the Purchaser paid the Company $17,500,000 subject to certain adjustments, including for net working capital, and agreed to assume certain liabilities with respect to the transferred assets.

The accounting and disclosure of business disposals and discontinued operations is especially challenging and requires extensive effort to audit the subjective and complex judgments associated with those matters, including determination of whether the disposal was an asset or a business, determination of the allocation of goodwill that was disposed of in connection with the Sale and whether the disposal would be disclosed as a discontinued operation.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company's accounting for significant unusual transactions and the presentation of discontinued operations. We assessed and evaluated management’s judgments in determining whether the disposed assets met the definition of a business or asset disposal. We assessed and evaluated management’s judgments in determining whether the Sale met the discontinued operations classification criteria and tested the gain recognized on the Sale through procedures performed, including, but not limited to, inspection of relevant supporting documentation and assessment of the accounting implications of the terms therein, tested the goodwill amount allocated to the Sale, tested the mathematical accuracy of the calculations, and inquired of management regarding specific assumptions made. We tested the recognition and classifications of the Company’s segregation of assets, liabilities and the results of operations that are classified as discontinued operations by inspecting the Company’s accounting data and related adjustments. We tested the accuracy and completeness of the Company’s disclosures as they relate to discontinued operations.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

San Francisco, California

March 27, 2025

PCAOB ID No. 100

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DURECT Corporation (the Company) as of December 31, 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1998 to 2024.

San Francisco, California

March 28, 2024

except for Note 11, as to which the date is

March 27, 2025

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2024	2023
A S S E T S
Current assets:
Cash and cash equivalents	$11,011	$28,400
Short-term investments	792	1,280
Accounts receivable (net of allowances of $0 at December 31, 2024 and $20 at December 31, 2023)	453	618
Inventories, net	106	132
Prepaid expenses and other current assets	813	1,465
Discontinued operations - current assets	—	2,777
Total current assets	13,175	34,672
Property and equipment, net	41	88
Operating lease right-of-use assets	2,135	3,079
Goodwill	2,725	6,169
Long-term restricted investments	150	150
Other long-term assets	123	123
Discontinued operations - non-current assets	—	908
Total assets	$18,349	$45,189
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$309	$1,723
Accrued liabilities	4,771	5,810
Term loan, current portion, net	—	16,663
Operating lease liabilities, current portion	1,082	1,171
Warrant liabilities	1,548	1,224
Discontinued operations - current liabilities	—	420
Total current liabilities	7,710	27,011
Operating lease liabilities, non-current portion	1,124	1,967
Other long-term liabilities	384	594
Discontinued operations - non-current liabilities	—	834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 350,000 and 150,000 shares authorized at December 31, 2024 and 2023, respectively; 31,042 and 30,334 shares issued and outstanding at December 31, 2024 and 2023, respectively	23	23
Additional paid-in capital	606,439	603,780
Accumulated other comprehensive loss	(1)	(14)
Accumulated deficit	(597,330)	(589,006)
Stockholders’ equity	9,131	14,783
Total liabilities and stockholders’ equity	$18,349	$45,189

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2024	2023
Collaborative research and development and other revenue	$1,896	$2,277
Product revenue, net	135	313
Total revenues	2,031	2,590
Operating expenses:
Cost of product revenues	78	268
Research and development	10,383	29,351
Selling, general and administrative	10,482	12,653
Total operating expenses	20,943	42,272
Loss from operations	(18,912)	(39,682)
Other income (expense):
Interest and other income	821	2,129
Change in fair value of warrant liabilities	(323)	13,583
Issuance cost for warrants	—	(1,627)
Loss on issuance of warrants	—	(2,033)
Other income, net	498	12,052
Loss from continuing operations	(18,414)	(27,630)
Income from discontinued operations (Note 11)	10,090	6
Net loss	(8,324)	(27,624)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	13	(1)
Total comprehensive loss	$(8,311)	$(27,625)

Net loss per share, basic
Loss from continuing operations	$(0.60)	$(1.05)
Income from discontinued operations	$0.33	$—
Net loss per common share	$(0.27)	$(1.05)

Net loss per share, diluted
Loss from continuing operations	$(0.60)	$(1.20)
Income from discontinued operations	$0.33	$—
Net loss per common share	$(0.27)	$(1.20)

Weighted-average shares used in computing net loss per share
Basic	30,940	26,256
Diluted	30,940	26,520

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2022	22,785	$23	$586,357	$(13)	$(561,382)	$24,985
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	11	—	34	—	—	34
Issuance of common stock in the February 2023 registered direct offering	1,700	—	—	—	—	—
Issuance of common stock in the July 2023 registered direct offering, net of issuance costs of $673	2,991	—	8,540	—	—	8,540
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $32	1,623	—	1,564	—	—	1,564
Issuance of common stock upon warrant exercises	1,224	—	3,013	—	—	3,013
Stock-based compensation expense from stock options and ESPP shares	—	—	4,272	—	—	4,272
Net loss	—	—	—	—	(27,624)	(27,624)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	702	—	648	—	—	648
Issuance of common stock upon exercise of stock options and from the ESPP	6	—	5	—	—	5
Stock-based compensation expense from stock options and ESPP shares			2,006			2,006
Net loss					$(8,324)	(8,324)
Change in unrealized gain on available-for-sale securities, net of tax				$13		13
Balance at December 31, 2024	31,042	$23	$606,439	$(1)	$(597,330)	$9,131

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,324)	$(27,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ALZET product line	(11,539)	—
Loss on extinguishment of debt	130	—
Depreciation and accretion	84	31
Stock-based compensation	1,995	2,538
Change in fair value of warrant liabilities	323	(13,583)
Loss on issuance of warrants	—	2,033
Issuance cost for warrants	—	427
Other	169	422
Changes in assets and liabilities:
Accounts receivable	371	2,162
Inventories	(214)	(107)
Prepaid expenses and other assets	630	796
Accounts payable	(1,380)	(1,329)
Accrued liabilities	(1,331)	(180)
Total adjustments	(10,762)	(6,790)
Net cash used in operating activities	(19,086)	(34,414)
Cash flows from investing activities
Purchases of property and equipment	—	(52)
Proceeds from sales of fixed assets	—	84
Purchases of available-for-sale securities	(2,956)	(6,198)
Proceeds from maturities of available-for-sale securities	3,500	5,000
Proceeds from sale of ALZET product line	17,500	—
Net cash provided by (used in) investing activities	18,044	(1,166)
Cash flows from financing activities
Payments on equipment financing obligations	—	(1)
Payments on term loan principal	(15,000)	(5,000)
Payment of final payment on term loan	(2,000)	—
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	648	1,564
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	5	34
Proceeds from issuances of warrants and common stock in the February 2023 registered direct offering	—	10,000
Net proceeds from issuances of warrants and common stock in the July 2023 registered direct offering	—	13,900
Net cash (used in) provided by financing activities	(16,347)	20,497
Net decrease in cash and cash equivalents	(17,389)	(15,083)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	28,550	43,633
Cash, cash equivalents, and restricted cash, end of the period (1)	$11,161	$28,550
Supplemental disclosure of cash flow information
Cash paid for interest	$1,407	$2,332

(1)
Includes restricted cash of $150,000 (presented as long-term restricted investments) on the balance sheets at each of December 31, 2024 and 2023.

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNA methyltransferases ("DNMTs"), epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-associated hepatitis ("AH") patients. Larsucosterol is in clinical development for the potential treatment of AH, for which FDA has granted a Fast Track Designation and Breakthrough Therapy Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH is also being explored. The Company also manufactures and sells certain excipients for certain clients for use as raw materials in their products.

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

Liquidity and Need to Raise Additional Capital

As of December 31, 2024, the Company had an accumulated deficit of $597.3 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

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

In 2024, the Company completed the sale of its ALZET product line to Lafayette Instrument Co. ("LIC"), a portfolio company of Branford Castle Partners II, L.P., a North-American focused private equity firm. Under the terms of the agreement, LIC paid the Company $17.5 million in exchange for certain assets and liabilities associated with the ALZET product line. Simultaneous with this transaction, the Company paid off all remaining obligations under the term loan agreement with Oxford Finance LLC.

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

The Company’s trade receivables derive largely from pharmaceutical clients. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been immaterial in all periods presented.

Customer and Product Line Concentrations (excluding the ALZET product line)

Indivior accounted for 78% and 65% of the Company's total revenue for 2024 and 2023, respectively.

Total revenue by geographic region for the years 2024 and 2023 are as follows (in thousands):

	Year ended December 31,
	2024	2023
Europe	$1,592	$1,689
United States	189	514
Others	250	387
Total	$2,031	$2,590

Revenue by geography is determined by the location of the customer.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to new information that suggests that the inventory will not be saleable.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$10	$10
Finished goods	96	122
Total inventories	$106	$132

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

If an indicator of impairment is present for any long-lived asset, the Company is required to determine whether the undiscounted future cash flows from the long-lived asset is less than its carrying amount. If so, impairment, if any, is calculated as the amount by which the long-lived asset's carrying value exceeds its estimated fair value. Through December 31, 2024, there have been no material impairment losses.

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of December 31, 2024, the weighted-average remaining lease term was 2.14 years for the Company’s leased properties.

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

Revenue Recognition

Product Revenue, Net

The Company manufactures and sells certain excipients used by pharmaceutical companies as raw materials in certain of their products, including Methydur and a marketed animal health product. Prior to the sale of the ALZET product line in November 2024, the Company also manufactured and sold ALZET miniature osmotic pumps used in laboratory research.

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

Collaborative Research and Development and Other Revenue

Royalties and Earn-outs: For the Company's arrangements that include sales-based royalties or earn-outs, including milestone payments based on first commercial sale or the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or earn-out has been allocated has been satisfied (or partially satisfied).

Research and Development Services: Revenue from research and development services that are determined to represent a distinct performance obligation related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized over time as the related research and development services are performed. The Company evaluates the measure of progress each reporting period and recognizes revenue on a cumulative catch-up basis, as collaborative research and development revenue. The Company performs analytical services for counterparties and recognizes revenue upon completion of these services. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The net loss attributable to common stockholders is not allocated to the warrant holders as the holders of warrants do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Basic loss per share computation:
Net loss	$(8,324)	$(27,624)
Weighted average number of shares outstanding - basic	30,940	26,256
Net loss per share - basic	$(0.27)	$(1.05)

Diluted loss per share computation:
Net loss	$(8,324)	$(27,624)
Change in fair value of pre-funded warrant liabilities	—	1,557
Change in fair value of common warrant liabilities	—	2,775
Net loss adjusted for change in fair value of warrant liabilities	$(8,324)	$(31,956)

Weighted average shares used to compute basic net loss per share	30,940	26,256
Dilutive effect of pre-funded warrants	—	168
Dilutive effect of common warrants	—	96
Weighted average shares used to compute diluted net loss per share	30,940	26,520
Net loss per share - diluted	$(0.27)	$(1.20)

The computation of diluted net loss per share for 2024 and 2023 excludes the impact of options to purchase 4.0 million and 3.4 million shares of common stock outstanding for the year ended December 31, 2024 and 2023, respectively, as such impact would be anti-dilutive.

Both the pre-funded warrants and the common warrants to purchase shares of common stock entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares, but are not required to absorb losses incurred. As a result, all warrants were excluded from basic net loss per share calculations during 2024 and 2023, respectively. For diluted net loss per share purposes, warrants are included in the number of shares outstanding if the effect is dilutive. The dilutive effect of pre-funded warrants was zero and 168,000 shares during 2024 and 2023, respectively. Additional common warrants to purchase 3.6 million and 2.6 million shares were excluded from the denominator in the calculation of diluted net loss per share in 2024 and 2023, respectively, as the effect would be anti-dilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component/s of an entity meets the criteria in paragraph 205-20-45-10. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

The Company disposed of its ALZET product line, a component of its business, in November 2024 and met the definition of a discontinued operation as of December 31, 2024. Accordingly, the Company has classified the results of the ALZET product line as discontinued operations in its statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with the ALZET product line were classified as assets and liabilities of discontinued operations in the balance sheets for the periods presented. All amounts included in the notes to the financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 11, “Discontinued Operations” to the financial statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 12 for further information on the Company's reportable segment.

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

2.
Strategic Agreements

The collaborative research and development and other revenue associated with the Company’s major collaborators or counterparties were $1.9 million and $2.3 million in 2024 and 2023, respectively. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited (“Indivior”) with respect to PERSERIS net sales, (b) feasibility programs and research and development activities funded by our collaborators or counterparties, (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales and (d) royalty revenue from Innocoll Pharmaceuticals Limited (“Innocoll”) with respect to POSIMIR net sales.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement (as amended, the “Innocoll Agreement”) with Innocoll. Pursuant to the Innocoll Agreement, the Company granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. None of the additional milestones under the agreement have been met. On November 8, 2024, the Company received notice that Innocoll is terminating the Innocoll Agreement, effective May 6, 2025. Innocoll has committed to transfer all data and know-how related to POSIMIR to the Company, and the Company is evaluating next steps with respect to the commercialization of POSIMIR. We do not expect that this termination will have a material impact on our financial statements.

Patent Purchase Agreement with Indivior

In September 2017, we entered into an agreement with Indivior (the “Indivior Agreement”), under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the

Company receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the twelve months ended December 31, 2024 and 2023 related to earn-out revenues from PERSERIS were $1.6 million and $1.7 million, respectively, and were included in collaborative research and development and other revenue. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$688	$—	$—	$688
Certificates of deposit	—	150	—	150
Commercial paper	—	8,913	—	8,913
Total	$688	$9,063	$—	$9,751

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$951	$—	$—	$951
Certificates of deposit	—	150	—	150
Commercial paper	—	24,882	—	24,882
Total	$951	$25,032	$—	$25,983

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit and commercial paper are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments may include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2023 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$688	$—	$—	$688
Certificates of deposit	150	—	—	150
Commercial paper	8,914	—	(1)	8,913
	$9,752	$—	$(1)	$9,751
Reported as:
Cash and cash equivalents	$8,810	$—	$(1)	$8,809
Short-term investments	792	—	—	792
Long-term restricted investments	150	—	—	150
	$9,752	$—	$(1)	$9,751

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$951	$—	$—	$951
Certificates of deposit	150	—	—	150
Commercial paper	24,896	—	(14)	24,882
	$25,997	$—	$(14)	$25,983
Reported as:
Cash and cash equivalents	$24,566	$—	$(13)	$24,553
Short-term investments	1,281	—	(1)	1,280
Long-term restricted investments	150	—	—	150
	$25,997	$—	$(14)	$25,983

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2024, by contractual maturity (in thousands):

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$8,914	$8,913
Mature after one year through five years	150	150
	$9,064	$9,063

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2024.

As of December 31, 2024, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Fair value at beginning of year - February 2023 issuance (Pre-funded warrants)	$—	$—
Initial fair value at the original issuance date	—	1,743
Change in fair value during the year	—	(1,557)
Fair value of liability classified warrants exercised	—	(186)
Fair value at end of year - February 2023 issuance (Pre-funded warrants)	$—	$—

Fair value at beginning of year - February 2023 issuance (Common warrants)	$312	$—
Initial fair value at the original issuance date	—	10,290
Change in fair value during the year	102	(7,151)
Fair value of liability classified warrants exercised	—	(2,827)
Fair value at end of year - February 2023 issuance (Common warrants)	$414	$312

Fair value at end of year - February 2023 issuance	$414	$312

Fair value at beginning of year - July 2023 issuance	$912	$—
Initial fair value at the original issuance date	—	5,788
Change in fair value during the year	222	(4,876)
Fair value of liability classified warrants exercised	—	—
Fair value at end of year - July 2023 issuance	$1,134	$912

Total fair value at end of year	$1,548	$1,224

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

Common Warrants

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $10.3 million, $312,000 and $414,000 as of February 8, 2023 (i.e., the issuance date), December 31, 2023 and December 31, 2024, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x) 17 the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte-Carlo simulation model with the following key assumptions. The Company took the likelihood of achieving certain events and related impact on the Company's common stock price into account, as appropriate.

The exercise price for the outstanding common warrants was adjusted down from $5.00 per share to $0.51 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023. There were 600,000 shares of outstanding common warrants as of December 31, 2024.

	February 8, 2023 (issuance)	December 31, 2023	December 31, 2024
Common stock price	$5.81	$0.59	$0.75
Exercise price per share	$5.00	$0.51	$0.51
Volatility	86.60%	118.00%	132.00%
Risk-free interest rate	3.82%	3.93%	4.27%
Contractual term (in years)	5.00	4.10	3.00
Expected dividend yield	—%	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $5.8 million, $912,000 and $1.1 million as of July 21, 2023 (i.e., the issuance date), December 31, 2023 and December 31, 2024, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	July 21, 2023 (issuance)	December 31, 2023	December 31, 2024
Common stock price	$3.05	$0.59	$0.75
Exercise price per share	$4.89	$4.89	$4.89
Volatility	88.60%	115.60%	124.49%
Risk-free interest rate	4.18%	3.88%	4.30%
Contractual term (in years)	5.00	4.60	3.50
Expected dividend yield	—%	—%	—%

There were no exercises of the common warrants issued in the July 2023 registered direct offering.

4.
Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Equipment	$5,971	$5,996
Leasehold improvements	8,059	8,113
	14,030	14,109
Less accumulated depreciation and amortization	(13,989)	(14,021)
Property and equipment, net	$41	$88

Depreciation expense was $49,000 and $148,000 in 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company recorded $384,000 and $375,000, respectively, as a liability which was included in accrued liabilities and other long-term liabilities on its balance sheets for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.
Restricted Investments

As of December 31, 2024 and 2023, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing a leased facility in California.

6.
Commitments

Operating Leases

The Company has lease arrangements for its facilities in California as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2027 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.5 million and $2.0 million for the years ended December 31, 2024 and 2023. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 11.5% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2024 and 2023, the weighted-average remaining lease term was 2.14 years and 3.48 years, respectively, for the Company’s leased properties.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2025	$1,150
2026	1,185
2027	166
2,501
Less present value adjustment	(295)
Operating lease liabilities recognized	$2,206

7.
Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 were comprised as follows (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$850	$1,206
Accrued clinical costs	204	1,578
Accrued contract research and manufacturing cost	2,841	2,340
Others	876	686
Total	$4,771	$5,810

8.
Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan (as amended, the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”). The Company and Oxford Finance entered into five subsequent amendments to the Loan Agreement in February 2018, November 2018, December 2019, March 2021 and May 2021. For amendments 1-3 and 5, the Company paid Oxford Finance loan modification fees of $100,000, $900,000, $825,000 and $712,500, respectively. As amended, the Loan Agreement provided for interest only payments through June 1, 2023, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2023 and continuing through the maturity date of the term loan of September 1, 2025. The Loan Agreement provided for a floating interest rate (7.95% initially and 12.75% as of December 31, 2023) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan was due when the term loan became due or upon the prepayment of the facility. If the Company elected to prepay the loan, there was also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs had been recorded as debt discount on the Company’s balance sheets and together with the final $2.0 million payment were being amortized to interest expense using the effective interest method over the revised term of the loan. The Company made principal payments of $5.0 million in 2023.

The term loan was secured by substantially all of the assets of the Company, except that the collateral did not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contained customary representations, warranties and covenants by the Company, which covenants limited the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain assets of the Company; engage in any business other than the businesses currently engaged in by the Company or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The Loan Agreement also contained customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which was defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The conditionally exercisable call option related to the event of default was considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative was not material, but could become material in future periods if an event of default became more probable than is currently estimated.

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

In 2024, the Company completed the sale of our ALZET product line to Lafayette Instrument Co. (LIC), a portfolio company of Branford Castle Partners II, L.P., a North-American focused private equity firm. Under the terms of the agreement, LIC paid DURECT $17.5 million in exchange for certain assets and liabilities associated with the ALZET product line. Simultaneous with this transaction, the Company paid off all remaining obligations under the term loan agreement with Oxford Finance LLC.

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

On August 14, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2024 Registration Statement”) (File No. 333-281550), which upon being declared effective on August 23, 2024, allowed the Company to offer up to $250.0 million of securities from time to time in one or more public offerings. In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company are currently only able to issue a limited number of shares under our 2024 Registration Statement, which aggregate to no more than one-third of our public float.

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

The Company accounts for the pre-funded warrants and the common warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the common and pre-funded warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the pre-funded warrants could be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock. Because a change of 50% or more of the Company’s common stock may not result in a change in control of the Company, the Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. The common warrants have the same characteristics as the pre-funded warrants related to the occurrence of a fundamental transaction, therefore the common warrants are also precluded from equity classification. In addition, the holder of the common warrants is permitted to receive the highest volume weighted average price ("VWAP") from the date of announcement of the fundamental transaction through the date the holder provides notice of repurchase, as a way to protect the holder against reductions in the stock price in a fundamental transaction, while allowing the holder to keep the benefits of an upside, which precludes the common warrants from being considered indexed to the Company’s stock. Since the common and pre-funded warrants meet the definition of derivatives under ASC 815, the Company records these warrants as current liabilities on the balance sheets at fair value, with subsequent changes in their respective fair values recognized in the statements of operations and comprehensive loss at each reporting date.

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

As of December 31, 2024 and 2023, common warrants to purchase 600,000 shares of the Company's common stock were outstanding.

At December 31, 2024, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $414,000, an increase of $102,000 for these common warrants compared with December 31, 2023. At December 31, 2023, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $312,000, a decrease of $2.8 million for these common warrants on the issuance date.

As of December 31, 2024 and 2023, there were no pre-funded warrants outstanding.

The total loss of $102,000 resulting from the change in the estimated fair value of the liabilities for the common warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations for the year ended December 31, 2024. The total gain of $7.2 million and $1.6 million resulting from the change in the estimated fair value of the liabilities for the common warrants and pre-funded warrants, respectively, was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations for the year ended December 31, 2023.

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

The common stock and common warrants are separate freestanding instruments. The estimated fair value of the common stock issued in the July Offering as of the date of issuance (i.e., July 21, 2023) was $9.1 million, which was the number of shares of 2,991,027 multiplied by the price per share as of the date of issuance of $3.05 per share. The common stock issued in the July Offering was classified as equity on the Company’s balance sheets. The Company allocated the offering expenses related to the July 2023 offering of $1.1 million based on the relative fair values of common stock and common warrants issued. The Company recognized an expense for the amount allocated to the common warrants of $427,000 (included within other expense, net) upon the closing of the offering in the year ended December 31, 2023. The Company recorded the amount allocated to the common stock of $673,000 as a reduction in additional paid-in capital on its balance sheets as of December 31, 2023.

The Company accounted for the common warrants issued in the July Offering as current liabilities based upon the guidance of ASC 815. The Company evaluated the common warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that they do not meet the criteria to be classified in stockholders’ equity. Upon a fundamental transaction, holders of the common warrants are permitted to settle warrants for a value determined using the Black-Scholes formula that incorporates a leveraged common stock price. Specifically, for purposes of the calculation, the stock price is determined as the higher of the VWAP measured over the period from the date of announcement of the fundamental transaction through the date the holder provides notice of repurchase, and the value received by common stockholders in such fundamental transaction. This in effect protects the holder against reductions in the stock price that may result from a fundamental transaction, while allowing the holder to keep the benefits of an upside. This feature precludes the common warrants from being considered indexed to the Company’s stock.

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

The Company valued the common warrants issued in the July Offering using the Black-Scholes option valuation model. The Black-Scholes method was determined to be appropriate given the lack of alternative mechanisms to settle the warrants in a manner that would yield different values, such as an alternative cashless settlement feature. The fair value of these warrants as of the issuance date, as of December 31, 2023 and December 31, 2024 were $5.8 million, $912,000 and $1.1 million, respectively. The loss of $221,000 resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the twelve months ended December 31, 2024.The gain of $4.9 million resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the twelve months ended December 31, 2023.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

As of December 31, 2024, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share.

ATM Financings

During the twelve months ended December 31, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of 702,090 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

During the twelve months ended December 31, 2023, there were no sales of the Company's common stock in the open market.

As of March 25, 2025, the Company had up to $250.0 million of the Company’s securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $8.7 million of our securities are available for sale under the 2024 Registration Statement.

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

At the Company’s annual stockholders meeting in June 2011, June 2014, June 2016 and June 2018, the stockholders approved amendments of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 550,000 shares, 400,000 shares, 500,000 shares, and 750,000 shares, respectively, each of which had previously been approved by the Board of Directors.

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

At the Company’s annual stockholders meeting in September 2024, the stockholders approved an amendment of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 2,000,000 shares and to extend the term of the 2000 Stock Plan to the date that is ten (10) years following the stockholders meeting.

A total of 8,429,650 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2034.

As of December 31, 2024, 1,844,180 shares of common stock were available for future grant and options to purchase 4,619,287 shares of common stock were outstanding under the 2000 Stock Plan.

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

The plan expires in June 2033. A total of 365,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2024, 49,667 shares of common stock were available for future grant and 315,333 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2024, shares of common stock reserved for future issuance consisted of the following:

December 31, 2024
Stock options outstanding	4,619,287
Restricted stock units outstanding	275,000
Stock options available for grant	1,844,180
Employee Stock Purchase Plan	49,667
6,788,134

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	4,128,259	$9.37	6.22	$—
Options granted	1,268,950	$1.30
Options exercised	—	$—
Options forfeited	(176,318)	$9.02
Options expired	(601,604)	$13.76
Outstanding at December 31, 2024	4,619,287	$6.59	6.73	$—
Exercisable at December 31, 2024	2,343,759	$10.34	4.44	$—
Vested and expected to vest at December 31, 2024	4,619,287	$6.59	6.73	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $1.30 and $4.36 per share, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2024. This amount changes based on the fair market value of the Company’s common stock. The total value of options exercised was zero and $1,400 for the years ended December 31, 2024 and 2023, respectively.

Expenses for non-employee stock options are recorded over the vesting period of the options, which closely approximates the non-employee’s performance period, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2024, the Company had two stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$747	$1,163
Selling, general and administrative	1,173	1,310
	$1,920	$2,473

Because the Company had a net operating loss carryforward as of December 31, 2024, no excess tax benefits for the tax deductions related to stock-based compensation were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2024, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Stock Options
Risk-free rate	3.7-4.2%	4.0-4.2%
Expected dividend yield	—	—
Expected term (in years)	7.3-7.50	7.0-7.5
Volatility	109-110%	87-88%
Forfeiture rate (1)	0.0%	0.0%

(1)
The Company accounts for forfeitures as they occur.

	Year ended December 31,
	2024	2023
Employee Stock Purchase Plan
Risk-free rate	4.4-5.4%	4.6-5.1%
Expected dividend yield	—	—
Expected term (in years)	0.5	0.5
Volatility	95-246%	88-104%

There were 6,000 and 9,788 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2024 and 2023, respectively. Included in the statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 was $1,600 and $5,300, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2024, $2.5 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2028. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

The following table summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$1.06-$1.22	36,000	8.25	$1.21	2,000	$1.06
$1.30-$1.30	1,231,950	9.49	$1.30	41,500	$1.30
$3.12-$3.12	88	0.10	$3.12	88	$3.12
$3.32-$3.32	650,000	8.64	$3.32	—	$—
$4.00-$4.93	69,285	7.40	$4.53	42,160	$4.54
$5.07-$5.07	851,872	7.40	$5.07	576,086	$5.07
$5.29-$8.71	605,168	5.66	$7.06	518,183	$6.81
$8.80-$12.40	494,389	1.57	$11.13	494,389	$11.13
$12.60-$21.00	501,396	3.48	$16.33	490,214	$16.27
$21.10-$28.00	179,139	4.07	$22.67	179,139	$22.67
$1.06 - $28.00	4,619,287	6.73	$6.59	2,343,759	$10.34

The Company received zero and $5,500 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2024 and 2023, respectively.

10.
Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of zero and $244,000 on its balance sheets at December 31, 2024 and 2023, respectively, that arose from tax amortization of an indefinite-lived intangible asset. The Company recorded a tax expense of zero in the years ended December 31, 2024 and 2023, respectively.

The reconciliation of income tax expenses (benefit), at the statutory federal income tax rate of 21%, to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal taxes benefit at statutory rate	$(1,799)	$(5,801)
Change in valuation allowance	(6,789)	3,733
Stock-based compensation	210	631
Research and development tax credits	2,041	(1,047)
Warrants	68	(2,084)
Expiring net operating losses	6,287	4,540
Adjustment for Uncertain Tax Positions	(760)	—
Sale of ALZET	455	—
Other	43	28
Total income tax (benefit) provision	$(244)	$—

Portion related to discontinued operations	244	—
Total income tax (benefit) provision	$—	$—

In 2024 and 2023, total income tax provision (benefit) expense was zero. Deferred tax assets and liabilities reflect the net tax effects of net operating loss, research and other credit carryforwards, and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$82,229	$83,752
Research and other credits	19,906	21,679
Section 174 R&D capitalization	10,321	11,004
Stock-based compensation	2,738	3,076
Other	1,646	4,976
Total deferred tax assets	116,840	124,487
Valuation allowance for deferred tax assets	(116,276)	(123,393)
Deferred tax liabilities - right of use asset	(564)	(1,338)
Net deferred tax assets and liabilities	$—	$(244)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would cause a provision benefit to be recognized. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $7.1 million during 2024 and increased by $5.8 million during 2023, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $303.9 million, of which approximately $197.0 million will expire in the years 2025 through 2037, and approximately $106.9 million which do not expire, and federal research and development tax credits of approximately $17.0 million, which expire at various dates beginning in 2025 through 2043, if not utilized.

As of December 31, 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $270.4 million, which expire in the years 2025 through 2043, if not utilized, and state research and development tax credits of approximately $17.8 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2024 and December 31, 2023, the Company had unrecognized tax benefits of approximately $12.8 million and $13.6 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of the year	$13,568	$13,068
Decrease related to prior year tax positions	(799)	(170)
Increase related to current year tax positions	—	670
Balance at end of the year	$12,769	$13,568

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalties expenses related to unrecognized tax benefits for the years ended December 31, 2024 and 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 2000 through 2024 due to unutilized net operating losses and research credits.

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

11. Discontinued Operations

On November 22, 2024 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Alzet, LLC, a subsidiary of Lafayette Instrument Co. (the “Purchaser”). Under the terms of the APA, the Company agreed to sell to the Purchaser substantially all the assets, and certain specified liabilities, related to the ALZET product line (the “Sale”). The APA provided for, subject to certain terms and conditions, the entry into a Transition Services Agreement, pursuant to which the Company agrees to perform certain transition services related to the purchased assets for up to six months after the Closing Date, subject to potential extensions.

On the Closing Date, the Company completed the transaction contemplated by the APA. Pursuant to the terms of the APA, the Purchaser paid the Company $17,500,000 subject to certain adjustments, including for net working capital, and also agreed to assume certain liabilities with respect to the transferred assets.

As a result of the sale of the ALZET product line, the operating results from the Company's ALZET product line have been excluded from continuing operations and presented as discontinued operations in the accompanying Statements of Operations and Comprehensive Loss for all periods presented. During the twelve months ended December 31, 2024, the Company recorded a gain on sale of the ALZET product line of $11.5 million, upon the completion of sale to the Purchaser. The Company incurred transaction costs related to the sale of ALZET product line in the amount of $2.1 million that were recorded in selling, general and administrative expenses within discontinued operations. The results of operations and gain from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the ALZET product line. The allocations do include interest expense of the Oxford term loan as the loan was required to pay off at the close of sale of ALZET product line for all periods presented. The allocations do not include amounts related to general corporate administrative expenses. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the ALZET product line operated as a stand-alone entity.

The components of income from discontinued operations as reported in the Company’s statements of operations were as follows (in thousands):

	Year ended December 31,
	2024	2023
Total revenues	$5,106	$5,958
Operating expenses:
Cost of product revenues	1,288	1,449
Selling, general and administrative	3,877	1,710
Total operating expenses	5,165	3,159
Other expense:
Interest and other expenses	1,504	2,793
Loss on debt extinguishment	130	—
Total costs and expenses	6,799	5,952
Income (loss) from discontinued operations	(1,693)	6
Other income:
Gain on sale of the ALZET product line	11,539	—
Pretax net income from discontinued operations	9,846	6
Income tax benefit	244	—
Net income from discontinued operations	$10,090	$6
Net income per share
Basic	$0.33	$0.00
Diluted	$0.33	$0.00
Weighted-average shares used in computing net income per share
Basic	30,940	26,256
Diluted	30,940	26,520

The following table presents information related to assets and liabilities reported as discontinued

operations in the Company’s balance sheets (in thousands):

	December 31,	December 31,
	2024	2023
Accounts receivable	$—	$643
Inventories, net	—	2,087
Prepaid expenses and other current assets	—	47
Discontinued operations – current portion	$—	$2,777

Property and equipment, net	$—	$2
Operating lease right-of-use assets	—	901
Other long-term assets	—	5
Discontinued operations – non-current portion	$—	$908

Accounts payable	$—	$54
Accrued liabilities	—	156
Operating lease liabilities, current portion	—	210
Discontinued operations – current portion	$—	$420

Operating lease liabilities, non-current portion	$—	$734
Other long-term liabilities	—	100
Discontinued operations – non-current portion	$—	$834

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statements of cash flows (in thousands):

	Years ended December 31,	Years ended December 31,
	2024	2023
Depreciation	$6	$10
Stock-based compensation expense	75	65
Goodwill	3,443	—
	$3,524	$75
Gain on sale of the ALZET product line	$11,539	$—
Non-cash items, net	$(8,015)	$75

12. Segment Information

The Company is committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNMTs, epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-AH patients. Larsucosterol is in clinical development for the potential treatment of AH, for which FDA has granted a Fast Track Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH is also being explored. In addition, POSIMIR® (bupivacaine solution) for infiltration use, a non-opioid analgesic utilizing the innovative SABER® platform technology, is FDA-approved and has been exclusively licensed to Innocoll Pharmaceuticals for commercialization in the United States. The Company also manufactures and sells certain excipients for certain clients for use as raw materials in their products.

The Company’s long-lived assets recognized on the Balance Sheets primarily consisted of property and equipment, net and operating lease right-of-use assets, which are located within the U.S.

The Company manages the business activities on a consolidated basis and operates in one reportable segment.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM assesses operating performance and makes resource allocation decisions primarily based on net loss, cash on-hand and cash flows utilizing the Company’s product development timelines and cash balances as key inputs to resource allocation.

Significant expenses within loss from continuing operations, as well as within net loss, include cost of goods sold, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Statement of Operations and Comprehensive Loss.

13. Subsequent Events

On January 9, 2025, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Closing Bid Price Requirement”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from Nasdaq.

The Company has been provided an initial period of 180 calendar days from January 9, 2025, or until July 8, 2025, to regain compliance with the Minimum Closing Bid Price Requirement. If the Company is not in compliance with the Minimum Closing Bid Price Requirement by July 8, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the Minimum Closing Bid Price Requirement.

The Company intends to continue actively monitoring the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Closing Bid Price Requirement, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Closing Bid Price Requirement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information.

Adjustment of certain items in our Unaudited Condensed Balance Sheet as of December 31, 2024 and Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 included within our Fourth Quarter and Full Year 2024 Financial Results earnings release.

Subsequent to the issuance of the Company's earnings announcement on March 26, 2025, the Company recorded an adjustment in its Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 to record an additional $450,000 in accrued liabilities due to recognition of unbilled expenses. The adjustment resulted in an increase of $450,000 in total liabilities and a corresponding decrease in stockholders’ equity as of December 31, 2024. The effects of this adjustment increased the Company’s net loss by $450,000 in its previously reported Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Our Class I director, whose term expires at our 2025 annual meeting, is Gail J. Maderis. Our Class II directors, whose terms expire at our 2026 annual meeting, are Peter S. Garcia and Judith J. Robertson. Our Class III directors, whose terms expire at our 2027 annual meeting, are Mohammad Azab, James E. Brown and Gail M. Farfel. Only one class of directors is elected at each annual meeting. The other classes continue to serve for the remainder of their three-year terms. Additionally, the Company plans to re-classify one of our Class III directors from Class III to Class I in connection with our 2025 annual meeting in order to re-balance the class sizes of our Board of Directors to be as nearly equal in number as reasonably possible as required by our certificate of incorporation.

Directors

The names of our directors, their ages as of March 25, 2025 and certain other information about them are set forth below.

Name	Age	Position
James E. Brown, D.V.M.	68	President, Chief Executive Officer and Director
Mohammad Azab, M.D., M. Sc., M.B.A. (1) (3)	69	Director
Gail M. Farfel, Ph.D. (1) (3)	61	Director
Peter S. Garcia, M.B.A. (1) (2)	63	Director, Chair of the Audit Committee
Gail J. Maderis, M.B.A. (1) (2)	67	Chair of the Board and Director Nominee, Chair of the Compensation Committee
Judith J. Robertson (2) (3)	65	Director, Chair of the Nominating and Corporate Governance Committee

(1)
Member of the Compensation Committee
(2)
Member of the Audit Committee
(3)
Member of the Nominating and Corporate Governance Committee

James E. Brown, D.V.M. for the biography of Dr. Brown, please see “Part I, Item 1” – “Executive Officers of the Registrant” above.

Mohammad Azab, M.D., M. Sc., M.B.A. has served on our Board of Directors since January 2021. Dr. Azab served as President and Chief Medical Officer of Astex Pharmaceuticals, Inc. (“Astex”) from January 2014 to November 2020 after holding the position of Chief Medical Officer there commencing in July 2009. Upon retirement from his management role, Dr. Azab served as the chair of the board of directors for Astex, a subsidiary of Otsuka pharmaceuticals Co. Ltd, till May 2022. Previously, Dr. Azab served as President and Chief Executive Officer of Intradigm Corporation, a developer of small interfering RNA cancer therapeutics. Prior to this, Dr. Azab served as Executive Vice President of Research and Development, and Chief Medical Officer of QLT Inc., and in several drug development leadership positions at Astra Zeneca in the UK and Sanofi Pharmaceuticals in France. Dr. Azab holds his M.D. degree (M.B., B.Ch.) from Cairo University and a Master of Business Administration from the Richard Ivey School of Business, University of Western Ontario. He received post-graduate training and degrees in oncology research from the University of Paris-Sud and biostatistics from the University of Pierre et Marie Curie in Paris, France. Dr. Azab has more than 30 years of experience in clinical research, global drug development, and business management and led the global development of several drugs currently approved in oncology and other therapeutic areas. Dr. Azab currently serves on the board of directors of Lisata Therapeutics. Dr. Azab previously served on the board of directors of Xenon Pharmaceuticals Inc. until June 2024. Dr. Azab’s scientific background including his senior management experience in the pharmaceutical industry and his service as a board member on multiple publicly traded companies are among the qualifications he brings to our Board of Directors.

Gail M. Farfel, Ph.D. has served on our Board of Directors since April 2019. Dr. Farfel served as the Chief Executive Officer of ProMIS Neurosciences Inc. from September 2022 through December 2023. Prior to that, Dr. Farfel served as the Executive Vice President and Chief Development Officer of Zogenix, Inc. (“Zogenix”) from July 2015 and on the board of directors of Zogenix International Ltd., a wholly owned subsidiary of Zogenix, Inc. until the acquisition of Zogenix by UCB Pharma S.A. in March 2022, where she oversaw Nonclinical and Clinical Development and Regulatory Affairs. Before joining Zogenix, Dr. Farfel was Chief Clinical and Regulatory Officer of Marinus Pharmaceuticals Inc., a biopharma engaged in development of treatment for neurological disorders. Prior to her entry into the biotech space, Dr. Farfel served as Vice President and Therapeutic Area Head for Neuroscience at Novartis Pharmaceuticals Corporation, where she oversaw their portfolio of neurology and psychiatry products. Dr. Farfel began her career in pharmaceutical drug development at Pfizer Inc., where she worked in Clinical Development and Global Medical Affairs, directing programs through all stages of clinical development and regulatory submissions. Additionally, Dr. Farfel previously served on the board of directors of AVROBIO, Inc. from October 2020 to June 2024. Dr. Farfel is the author of over 50 scientific articles and presentations in the areas of neuropsychopharmacology and drug effects and is a Director on the Boards of the Dravet Syndrome Foundation and the American Society for Experimental Neurotherapeutics. She holds a Ph.D. in Neuropsychopharmacology from the University of Chicago. Dr. Farfel also holds a bachelor’s degree in Biochemistry from the University of Virginia. Dr. Farfel’s pharmaceutical industry experience relating to executive management, strategic planning, medical and scientific expertise and pharmaceutical industry experience as it relates to drug development and regulatory affairs are among the qualifications she brings to our Board of Directors.

Peter S. Garcia, M.B.A. has served on our Board of Directors since December 2021. Mr. Garcia has worked as a Chief Financial Officer in the life sciences industry for over 30 years and raised over $2 billion in capital during that period. Since November 2024 he has been Chief Financial Officer of Bluejay Therapeutics. He served as the Chief Financial Officer of ALX Oncology Holdings Inc. (“ALX”) from January 2020 to November 2024 and led their initial public offering in July 2020 and follow on offering in December 2020. Prior to ALX, he served as Vice President and Chief Financial Officer from 2013 until 2019 at PDL BioPharma, Inc. (“PDL”), an acquirer of royalties and pharmaceutical assets. Before his time at PDL, Mr. García served as Chief Financial Officer at BioTime, Inc., a clinical-stage biotechnology company now known as Lineage Cell Therapeutics. He previously served as Chief Financial Officer of Marina Biotech, Nanosys, Nuvelo, Novacept, IntraBiotics Pharmaceuticals and Dendreon, and began his life science career at Amgen where he served in a number of financial roles of increasing responsibility. Mr. García holds an M.B.A. from the University of California, Los Angeles and a B.A. in Economics and Sociology from Stanford University. Mr. Garcia’s pharmaceutical industry experience relating to finance and accounting, executive management, treasury, employee benefits and audit matters are among the qualifications he brings to our Board of Directors.

Gail J. Maderis, M.B.A. has served on our Board of Directors since January 2021 and as Chair of our Board of Directors since March 2023. Ms. Maderis has served as Chair of the board of Antiva Biosciences, Inc. (“Antiva”), a venture funded biopharma company developing topical therapies to treat the pre-cancerous lesions caused by human papillomavirus, since April 2023. From 2015 to April 2023, Ms. Maderis served as President and Chief Executive Officer of Antiva. From 2009 to 2015, Ms. Maderis led BayBio, the industry organization representing and supporting Northern California’s life science community, as its President and Chief Executive Officer. From 2003 to 2009, Ms. Maderis served as President and Chief Executive Officer of Five Prime Therapeutics, Inc., a protein discovery and development company focused on immuno-oncology. Prior to FivePrime, Ms. Maderis held senior executive positions at Genzyme Corporation, including Founder and President of Genzyme Molecular Oncology. Ms. Maderis also practiced management and strategy consulting with Bain & Co. She currently serves on the boards of directors of Antiva and Valitor, Inc., as well as on the nonprofit boards of The Termeer Foundation and the University of California Berkeley Foundation Board of Trustees. Ms. Maderis previously served on the board of directors of Allarity Therapeutics, Inc. (“Allarity”) from July 2021 until January 2023 and on the board of directors of Allarity Therapeutics A/S, Allarity’s predecessor, since October 2020. She received a Bachelor of Science in business from the University of California at Berkeley and a Master of Business Administration from Harvard Business School. Ms. Maderis’ operational, industry and leadership experience in the biopharmaceutical industry as Chief Executive Officer of Five Prime Therapeutics, Inc., Founder and President of Genzyme Molecular Oncology and her current position at Antiva, and her insight into business and policy trends impacting the biopharma industry are among the qualifications she brings to our Board of Directors.

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

Code of Ethics

In December 2024, the Board approved an amended Code of Ethics applicable to all of our employees, officers and directors. The purpose of the Code of Ethics is to deter wrongdoing and, among other things, promote compliance with applicable laws, fair dealing, proper use and protection of our assets, prompt and accurate public company reporting, reporting of accounting complaints or concerns and avoidance of conflicts of interest and usurpation of corporate opportunities.

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

Whistleblower Policy

In compliance with Section 301 of the Sarbanes-Oxley Act, the Audit Committee of the Board of Directors maintains procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and confidential, anonymous employee submissions of concerns regarding questionable accounting or auditing matters (“Whistleblower Policy”). In December 2024, the Board approved an amended Whistleblower Policy. Our Whistleblower Policy can be found on our corporate website at www.durect.com under “Investors—Corporate Governance—Documents & Charters.”

Audit Committee

Audit Committee The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In accordance with its charter, the Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. At the end of the last fiscal year, the Audit Committee was composed of the following directors: Peter S. Garcia, Gail J. Maderis and Judy J. Robertson. Mr. Garcia has served as Chair of the Audit Committee since June 2023.

Among other matters, the Audit Committee monitors the activities and performance of our external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent registered public accounting firm may be retained to perform non-audit services. Our independent registered public accounting firm, WithumSmith+Brown, PC (“Withum”), provides the Audit Committee with the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and the Audit Committee discusses with the independent registered public accounting firm and management that firm’s independence.

In accordance with Audit Committee policy and the requirements of law, all services to be provided by Withum are pre-approved by the Audit Committee. Pre-approval includes audit services, audit-related services, tax services and other services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditor’s independence. To avoid certain potential conflicts of interest in maintaining auditor independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm.

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

Insider Trading, Hedging and Stock Ownership Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. Our insider trading policy provides that all officers and employees of the Company, all members of the Board, and any consultants and contractors to the Company that the Company designates, as well as, to the extent controlled by or benefiting any of the foregoing persons, members of the immediate families (spouse, parents, grandparents, children, grandchildren and siblings, including any such relationships that arise through marriage or adoption) sharing a household with the officer, employee, director, consultant or contractor, and any other member of the households of persons directly subject to this Policy, and family trusts (or similar family entities) may not engage in any transactions that suggest speculation in our stock (that is, an attempt to profit in short-term movements, either increases or decreases, in the stock price). The policy notes that many “hedging” transactions, such as “collar” transactions, contingent or forward sales, and other similar or related arrangements, are prohibited. Specifically, our insider trading policy precludes any employee or Officer from engaging in any “short” sale, “sale against the box” or any equivalent transaction involving our stock (or the stock of any of our business partners in any of the situations described above). A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

We do not have a stock ownership policy.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2024 except as otherwise disclosed in our previous filings with the SEC, with the following exception: a late (due to an administrative error) Form 4 filing for one transaction that was made on behalf of Dr. Norman Sussman immediately upon such finding on September 11, 2024.

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

These elements fit into our overall compensation objectives by helping to secure the future potential of our products and operations, continuing to meet our business objectives, providing proper compliance and regulatory guidance, and helping to create an effective and cohesive team. Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for us and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis and in the form of bonus compensation to reward superior performance against specific annual goals. We provide non-cash compensation (i.e., stock options) to reward superior performance against specific objectives and long-term strategic goals. Our compensation package for our Named Executive Officers for fiscal year 2024 ranged from 42% to 72% in cash compensation and 28% to 58% in non-cash compensation, including benefits and equity-related awards. We believe that this structure is competitive within the marketplace and appropriate to fulfill our stated policies. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information from relevant peer companies, and such other information as it considers appropriate, to determine the appropriate level and mix of incentive compensation.

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

Benchmarking

To assist the Committee in benchmarking executive compensation in 2023, the Committee retained Larry Setren & Associates, an independent compensation consulting firm, to collect and synthesize data from several sources as detailed below.

The Committee reviewed compensation information as reported in the definitive proxies for fiscal year 2022 from the following public life sciences companies: 89bio, Axcella, Atreca, Cymabay Therapeutics, CytomX Therapeutics, Eiger Biopharma, Gritstone bio, Harpoon Therapeutics, Magenta Therapeutics, Ovid Therapeutics, Spero Therapeutics, Surrozen, Syros Pharmaceuticals, Unity Biotechnology and Viking Therapeutics (the “Peer Companies”). The Committee selected the Peer Companies as a relevant comparison group for us based on various criteria including similarity of business, employee headcount, market capitalization and revenue, and reviewed the proposed Peer Companies with Larry Setren & Associates for appropriateness as a comparison group. Where such source did not provide sufficient information with respect to the bonus and equity compensation of certain officer positions, the Committee used compensation information from The Radford Global Life Sciences Survey (2022) (the “2022 Radford Survey”) as a supplement. The Committee took into consideration the summarized compensation data from the Peer Companies along with the data from the 2022 Radford Survey when setting base salaries applicable for fiscal year 2024 and determining the cash bonus opportunities and stock option awards for our Officers for fiscal year 2024.

Base Salary

It is the goal of the Committee to establish salary compensation for our Officers that is competitive with comparable peer companies. In setting Officer base salaries for fiscal year 2024 (which were set in July 2023), the Committee reviewed the salary compensation of officers with comparable qualifications, experience and responsibilities as reported in the 2022 Radford Survey and definitive proxies of the Peer Companies. It is not our policy to pay our CEO or other Officers at the highest level relative to their respective counterparts at the Peer Companies. In setting target compensation for our Officers, the Committee uses as a reference point the 50th percentile of compensation paid to similarly situated executives at the Peer Companies. Variations to this objective may occur as dictated by the experience and performance level of the individual and market factors. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below, yet conserves our financial resources, to the benefit of our stockholders.

The following table summarizes the annual base salary rates of our Named Executive Officers at fiscal year-end in 2024 compared to 2023. There were no salary increases to the Officers in 2024.

Name	2024 Base Salary ($)	2023 Base Salary ($)
James E. Brown	597,914	597,914
Timothy M. Papp	431,600	431,600
Norman L. Sussman	429,865	429,865

Bonus (Non-Equity Incentive Plan Compensation)

The cash bonus element of our executive compensation is designed to reward our Officers for the achievement of shorter-term corporate goals, measurable on an annual basis, as well as, with certain exceptions noted below for the CEO, individual Officer performance. Our general process for determining the bonus element of our Officer compensation for fiscal year 2024 performance is set forth below.

In setting the target bonus for which each Officer would be eligible for fiscal 2024 performance, the Committee reviewed the bonuses of officers with comparable qualifications, experience and responsibilities at companies as reported in the 2022 Radford Survey and definitive proxies of the Peer Companies.

For performance in fiscal year 2024, the Committee set the target bonus for the CEO at 60% of such individual’s base notional salary, and for all other Officers at 30%–40% of such individual’s base notional salary. The two factors used by the Committee to determine the percentage of the target amount to be awarded to any individual Officer other than the CEO are the individual performance of such Officer during the relevant fiscal year and the Company’s performance as a whole against pre-set corporate objectives for fiscal year 2024 (the “Corporate Objectives”). The Committee retains the discretion to adjust actual bonus payments based on other factors, as discussed below.

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

For fiscal year 2024, the Corporate Objectives against which Officer performance was evaluated consisted of, among others, the following goals.

•
Financial
o
The principal financial goals were to operate within the approved corporate budget, meet revenue and cash contribution targets for the ALZET® product line and obtain financing commitments or other capital resources to fund the Company through Phase 3 topline data for larsusocosterol.
•
Product Development of Larsucosterol and Research and Development
o
The primary goals related to initiating the Phase 3 trial.

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

The Board tracked performance against these corporate goals throughout fiscal year 2024. At the end of the year, the Committee determined that no corporate bonuses would be paid to all employees (including our Named Executive Officers) relative to 2024 performance, and thus did not come to a formal determination of the exact percentage of corporate goals that had been achieved.

The total calculated bonus award for the Named Executive Officers for 2024 are set forth in the table below.

	Annual Incentive Opportunity			Actual
Name	2024 Base Salary ($)	Target (as % of base salary)	Target ($)	2024 Earned Award ($)
James E. Brown	597,914	60%	358,748	—
Timothy M. Papp	431,600	40%	172,640	—
Norman L. Sussman	429,865	40%	171,946	—

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

In determining the annual grant amounts of stock options to our employees and Officers, the Committee considers a review of market data for comparable positions and each individual’s accumulated vested and unvested awards, current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between Officers and in relation to other compensation elements, stockholder dilution and accounting expense, and corporate performance as well as each individual’s performance. The factors used by the Committee to determine the specific number of shares underlying any stock option grant to any individual Officer other than the CEO include the individual performance of such Officer during the prior fiscal year and the performance of the Company as a whole against the Corporate Objectives. The specific number of shares underlying the stock option grants to our CEO is determined based on the performance of the Company as a whole against the Corporate Objectives and may include a review of option grants by Peer Companies.

For our annual stock option grant, which occurred on October 14, 2024, the Committee targeted a Burn Rate (computed as total shares subject to the annual option grants to all employees including Officers for the 2024 fiscal year divided by total outstanding shares as of December 31, 2023) of approximately 4.1%.

In addition to annual grants, our Board of Directors and Committee may grant equity compensation to our Officers and employees at any time for incentive and retention purposes in keeping with our non-cash equity compensation practices.

On July 26, 2024, pursuant to the recommendation of the Committee, the Board of Directors approved a restricted stock unit (“RSU”) grant of 275,000 shares of common stock to Mr. Papp.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Our executive officers are not permitted to choose the grant date for their individual stock option grants. Stock option grants to our employees, including our executive officers, are generally made annually at a meeting of the Committee that is held during the first quarter of each year (after the conclusion of our annual Company-wide performance appraisal of all employees for the previous fiscal year), and the grants are effective on the date of the meeting (or on the next trading day following such date if it is not a trading day). Additionally, non-employee directors generally receive grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, as further described under the heading, “Director Compensation” above.

We do not otherwise maintain any written policies on the timing of awards of stock options or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information about our Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our Company’s public disclosure of material nonpublic information. During fiscal year 2024, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. In addition, during fiscal year 2024, none of our Named Executive Officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

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

Anti-Hedging Policy

Our insider trading policy provides that all officers and employees of the Company, all members of the Board, and any consultants and contractors to the Company that the Company designates, as well as, to the extent controlled by or benefiting any of the foregoing persons, members of the immediate families (spouse, parents, grandparents, children, grandchildren and siblings, including any such relationships that arise through marriage or adoption) sharing a household with the officer, employee, director, consultant or contractor, and any other member of the households of persons directly subject to the policy, and family trusts (or similar family entities) may not engage in any transactions that suggest speculation in our stock (that is, an attempt to profit in short-term movements, either increases or decreases, in the stock price). The policy notes that many “hedging” transactions, such as “collar” transactions, contingent or forward sales, and other similar or related arrangements, are prohibited. Specifically, our insider trading policy precludes any employee or Officer from engaging in any “short” sale, “sale against the box” or any equivalent transaction involving our stock (or the stock of any of our business partners in any of the situations described above).

Compensation Recovery Policy

In accordance with the final rules adopted by the SEC and Nasdaq implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in the event the Company is required to restate any of its financial statements that have been filed with the SEC, then the Compensation Committee will seek to recover any erroneously awarded performance-based incentive-based compensation (including any performance-based cash and equity awards and salary increases earned wholly or in part based on the attainment of financial performance goals) received by any person who is or was a Section 16 officer during the three-fiscal year recovery period.

Most Recent Advisory Vote on Executive Compensation

The Committee noted that at the 2024 Annual Meeting held on September 25, 2024, the Company’s executive compensation was approved on a non-binding, advisory basis based upon the following votes:

For	Against	Abstain	Broker Non-Vote
5,895,423	913,798	234,524	15,119,441

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for the fiscal years ended December 31, 2024 and 2023, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our other Named Executive Officers.

In 2024 and 2023, we did not grant any stock awards and we do not currently offer pension or nonqualified deferred compensation plans.

Summary Compensation Table for Fiscal 2024

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (1)($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation (3)($)	All Other Compensation (4)($)	Total ($)
James E. Brown, D.V.M.	2024	597,914	(5)	—	—	430,538	—	44,136	1,072,588
President and Chief Executive Officer	2023	586,416		—	—	812,320	—	47,048	1,445,784

Timothy M. Papp	2024	431,600	(6)	—	459,250	126,291	—	4,316	1,021,457
Chief Financial Officer	2023	423,300		—	—	243,696	—	4,316	671,312

Norman L. Sussman	2024	429,865	(7)	—	—	119,402	—	51,697	600,964
Chief Medical Officer	2023	421,599		—	—	182,772	—	50,107	654,478

(1)
Amounts in this column reflect the aggregate grant date fair value of RSUs granted in the applicable year as computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these stock awards and do not represent the actual economic value that may be realized by each Named Executive Officer. There can be no assurance that these amounts will ever be realized. For more information, please see Note 9 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 regarding assumptions underlying the valuation of equity awards.
(2)
Amounts in this column reflect the aggregate grant date fair value of stock options granted in the applicable year as computed in accordance with FASB ASC Topic 718. The grant date fair value of the options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant. These amounts reflect our accounting expense for these stock options and do not represent the actual economic value that may be realized by each Named Executive Officer. There can be no assurance that these amounts will ever be realized. For more information, please see Note 9 of the financial statements in our Annual Report on Form 10-K for the years ended December 31, 2023 and 2024 regarding assumptions underlying the valuation of equity awards.
(3)
There were no bonuses awarded to our Named Executive Officers relative to their 2023 and 2024 performance.
(4)
Includes amounts associated with insurance premiums we pay for Accidental Death and Dismemberment, Life, Medical, Dental, Vision, short-term and long-term disability insurance and medical insurance waiver incentives.
(5)
Dr. Brown’s salary increased from $574,918 to $597,914 effective July 1, 2023. There was no salary increase for Dr. Brown in 2024.
(6)
Mr. Papp’s salary increased from $415,000 to $431,600 effective July 1, 2023. There was no salary increase for Mr. Papp in 2024.
(7)
Dr. Sussman’s salary increased from $413,332 to $429,865 effective July 1, 2023. There was no salary increase for Dr. Sussman in 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR—EXECUTIVE OFFICERS

The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding stock awards and option awards at fiscal year-end for our Named Executive Officers. All options and RSUs were granted under our 2000 Stock Plan.

Outstanding Equity Awards at December 31, 2024

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date (1)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
James E. Brown	24,999	—	—	8.80	1/09/2015(4)	1/09/2025
	3,703	—	—	17.50	3/26/2015(5)	3/26/2025
	19,999	—	—	11.60	1/28/2016(4)	1/28/2026
	4,807	—	—	13.50	3/31/2016(5)	3/31/2026
	16,720	—	—	11.60	1/28/2016(3)	1/28/2026
	14,567	—	—	13.10	1/9/2017(3)	1/9/2027
	22,499	—	—	13.10	1/9/2017(4)	1/9/2027
	4,717	—	—	14.00	6/19/17(5)	6/19/2027
	18,821	—	—	12.40	1/26/2018(3)	1/26/2028
	24,999	—	—	12.40	1/26/2018(4)	1/26/2028
	22,175	—	—	5.77	1/23/2019(3)	1/23/2029
	14,999	—	—	5.77	1/23/2019(4)	1/23/2029
	22,499	—	—	21.10	1/21/2020(4)	1/21/2030
	19,593	1,306	—	20.30	1/15/2021(4)	1/15/2031
	65,731	29,879	—	8.71	1/6/2022(4)	1/6/2032
	50,665	—	—	5.07	2/21/2023(3)	2/21/2033
	87,500	112,500	—	5.07	2/21/2023(4)	2/21/2033
	—	—	250,000	3.32	8/23/2023(7)	8/23/2033
	—	375,000	—	1.30	10/14/2024(4)	10/14/2034
Timothy M. Papp	33,750	26,250	—	4.52	7/1/2022(2)	7/1/2032
	12,377	—	—	5.07	2/21/2023(3)	2/21/2033
	26,250	33,750	—	5.07	2/21/2023(4)	2/21/2033
	—	—	50,000	3.32	8/23/2023(7)	8/23/2033
	—	110,000	—	1.30	10/14/2024(4)	10/14/2034
							275,000 (8)	206,250 (9)

Norman L. Sussman	20,000	—	—	17.70	11/2/2020(2)	11/2/2030
	—	—	5,000	17.70	11/2/2020(7)	11/2/2030
	9,375	625	—	20.30	1/15/2021(4)	1/15/2031
	27,388	12,449	—	8.71	1/6/2022(4)	1/6/2032
	24,557	—	—	5.07	2/21/2023(3)	2/21/2033
	19,687	25,313	—	5.07	2/21/2023(4)	2/21/2033
	—	—	50,000	3.32	8/23/2023(7)	8/23/2033
	—	104,000	—	1.30	10/14/2024(4)	10/14/2034

(1)
The original term of these option grants is 10 years from the date of grant.
(2)
The vesting schedule associated with these option grants is as follows: one-fourth (1/4) of the total shares subject to such option shall vest on the one-year anniversary of the date of grant, and one-sixteenth (1/16) of the total shares subject to the option shall vest quarterly over three years following the one-year anniversary, subject to continued service on each applicable vesting date.
(3)
The vesting schedule associated with these option grants is as follows: 100% of the total shares subject to such option vested on the date of grant.

(4)
The vesting schedule associated with these option grants is as follows: one-sixteenth (1/16) of the total shares subject to the option shall vest quarterly over four years following the date of grant, subject to continued service on each applicable vesting date.
(5)
The vesting schedule associated with these option grants is as follows: one-fourth (1/4) of the total shares subject to the option shall vest quarterly over one year following the date of grant, subject to continued service on each applicable vesting date.
(6)
The vesting schedule associated with the option grant is as follows: one forty-eighth (1/48) of the total shares subject to the option shall vest monthly over four years following the date of grant, subject to continued service on each applicable vesting date.
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
(8)
The vesting schedule associate with the RSU grant is as follows: the RSUs vested as to 50% of the total number of shares on January 26, 2025, and the remaining 50% of the total number of shares will vest on July 26, 2025, subject to continued service on each applicable vesting date.
(9)
Each RSU represents the right to receive a share of our common stock. The market value of our common stock is based on the per share price of $0.75, which was the closing stock price of the Company’s common stock on December 31, 2024, the last trading day of the fiscal year 2024.

CHANGE OF CONTROL AGREEMENTS

We maintain a change of control policy applicable to our Officers who hold the rank of Vice President and above (who are not party to any other change of control agreement with us) which provides that, in the event that such Officer’s employment is terminated without cause or constructively terminated, in connection with and prior to a change in our control, or within 24 months following a change in our control, then: (1) the unvested portion of any stock options or stock awards held by such Officer shall automatically accelerate so as to become completely vested as of the effective date of the termination, and (2) such Officer shall receive a lump sum cash payment equal to one year of such Officer’s then current notional salary, provided that such cash payment will be equal to two years of such Officer’s then current notional salary in the case of Dr. Brown.

The change of control policy provides any such severance benefits are conditioned upon such Officer delivering to us an effective release of claims against us, complying with certain non-disparagement covenants, and cooperating with the Company in order to ensure an orderly transfer of his or her duties and responsibilities. If the Officer breaches any of these requirements, the Company will have no further obligation to pay to the Officer any benefit under the policy, and the Officer will be obligated to repay to the Company all benefits previously paid to, or on behalf of, the Officer under the policy.

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

Had a change of control occurred during fiscal 2024 and had their employment been terminated on December 31, 2024, our Named Executive Officers would have been eligible to receive the payments set forth in the columns under the heading “Terminations Within 24 Months of a Change of Control” in the table below without taking into account the impact of the “better after-tax” provision.

Terminations Within 24 Months of a Change of Control
Name	Severance Payments ($)	Value of Accelerated Unvested Options (1)($)	Value of Accelerated Unvested Stock Awards (2)($)
James E. Brown	1,195,828	—	—
Timothy M. Papp	431,600	—	206,250
Norman L. Sussman	429,865	—	—

(1)
The value of accelerated vesting of the options is based solely on the excess, if any, of $0.75 per share, the closing market price of our common stock on December 31, 2024, over the exercise price of the unvested portion (as of December 31, 2024) of our Named Executive Officers’ stock options. Because many of our stock options have exercise prices higher than our current stock price, if our stock value was higher at the time of any actual termination of employment, additional stock options could have considerable value.
(2)
The value of accelerated vesting of stock awards is based on the closing market price of our common stock of $0.75 on December 31, 2024. Mr. Papp held 275,000 unvested RSUs on December 31, 2024 that would be subject to acceleration .

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

We compensate non-employee members of the Board through a mixture of cash and equity-based compensation. Effective January 1, 2024, each non-employee director became eligible to receive a cash retainer fee equal to $40,000 per year in addition to annual cash retainer fees for serving on the following committees: (a) Audit Committee (retainer of $8,000 or $22,500 for the chairperson), (b) Compensation Committee (retainer of $6,000 or $15,000 for the chairperson), (c) Nominating and Corporate Governance Committee (retainer of $5,000 or $12,000 for the chairperson), and (d) Research and Development Committee ($7,500 or $15,000 for the chairperson), (d) Research and Development Committee which was disbanded on July 12, 2024 ($7,500 or $15,000 for the chairperson), and (e) Transaction Committee (retainer of $8,000 for all members). The cash retainer fees are eligible to be paid on a quarterly basis in arrears. In connection with her appointment as the Chair of the Board, effective March 17, 2023, Ms. Maderis receives a cash retainer fee of $70,000 per year.

All of our current non-employee directors are also eligible to receive stock option grants under our 2000 Stock Plan as part of their compensation for their service. Pursuant to the Compensation Committee’s most recent review of non-employee director compensation, when each non-employee director first became a director, he or she received nonstatutory options to purchase 7,000 shares of our common stock . These options have a ten-year term and become exercisable in installments of one-third of the total number of shares granted on each anniversary of the grant. Additionally, each director who had served for at least 6 months as of the date of our annual stockholder meeting in 2024 received options to purchase 5,500 additional shares of our common stock on the date of our annual stockholder meeting (Annual Grant), with such Annual Grant vesting on the day before the first anniversary of the date of grant of the Annual Grant.

Options granted on or after June 24, 2013 may be exercised only (1) while the individual is serving as a director on the Board, (2) within 12 months after termination by death or disability or (3) within 24 months after the individual’s term as director ends for any other reason. In 2019, the Board extended the post termination exercise period of approximately 238,644 vested options held by non-employee directors who served on the Board for more than 10 years based on a policy adopted by the Board. The policy stipulated that upon retirement of any member of the Board who has served on the Board for at least 10 years prior to the effective date of such retirement, all options held by such directors shall continue to be exercisable until the earlier of (a) the termination date of such option or (b) 10 years after such director’s retirement date.

Employee directors receive no additional compensation for serving on our Board of Directors.

From January 1, 2024 to June 30, 2024, four directors (Dr. Azab, Dr. Farfel, Mr. Garcia and Ms. Maderis) voluntarily elected to forego receiving their director’s fees. Transaction Committee members (Dr. Azab, Dr. Farfel, Mr. Garcia and Ms. Maderis) voluntarily elected to receive their FY2024 committee fee in 2025.

The following table sets forth certain information regarding the compensation of each non-employee member of our Board of Directors for the fiscal year ended December 31, 2024.

Director Compensation for Fiscal 2024

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)($)	All Other Compensation ($)	Total ($)
Mohammad Azab, M.D., M. Sc., M.B.A.	25,742	5,893	—	31,635
Terrence F. Blaschke, M.D.	52,984	5,893	—	58,877
Gail M. Farfel, Ph.D.	23,242	5,893	—	29,135
Peter S. Garcia, M.B.A.	34,250	5,893	—	40,143
Gail J. Maderis, M.B.A.	46,500	5,893	—	52,393
Judith J. Robertson	60,000	5,893	—	65,893

(1)
Amounts in this column reflect the aggregate grant date fair value of stock options granted in the applicable year as computed in accordance with FASB ASC Topic 718. The grant date fair value of the options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant. These amounts reflect our accounting expense for these stock options and do not represent the actual economic value that may be realized by each non-employee director. There can be no assurance that these amounts will ever be realized. For more information, please see Note 9 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 regarding assumptions underlying the valuation of equity awards.
(2)
In September 2024, an option to purchase 5,500 shares of our common stock at $1.22 per share was granted under our 2000 Stock Plan to each of the directors (with a fair value of $5,893 for each option grant).

The following table sets forth certain information regarding outstanding equity awards at December 31, 2024 of all of our non-employee directors:

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable
Mohammad Azab, M.D., M. Sc., M.B.A.	20,750	5,500
Terrence F. Blaschke, M.D.	49,656	5,500
Gail M. Farfel, Ph.D.	29,000	5,500
Peter S. Garcia, M.B.A.	18,000	5,500
Gail J. Maderis, M.B.A.	20,750	5,500
Judith J. Robertson	29,000	5,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 25, 2025 by:

•
each stockholder whom we know to beneficially own more than 5% of our common stock;
•
each of our directors;
•
each of our Named Executive Officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options, warrants and conversion privileges that are currently exercisable or exercisable within 60 days of March 25, 2025 are deemed to be outstanding and beneficially owned by the person holding such options, warrants or convertible securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The number and percentage of shares beneficially owned are based on 31,041,981 shares of common stock outstanding as of March 25, 2025. Except as otherwise noted, the address of each person listed in the table is c/o DURECT Corporation, 10240 Bubb Road, Cupertino, California 95014.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Holders of 5% or more of our common stock
Asen and Co. (1)	3,080,000	9.9%
Ingalls & Snyder, LLC (2)	2,681,770	8.5%
Directors and Named Executive Officers
James E. Brown, D.V.M. (3)	679,876	2.2%
Timothy M. Papp (4)	238,627	*
Norman L. Sussman (5)	125,239	*
Mohammad Azab, M.D., M. Sc., M.B.A. (6)	26,750	*
Gail M. Farfel, Ph.D. (7)	39,000	*
Peter S. Garcia, M.B.A. (8)	22,667	*
Gail J. Maderis, M.B.A. (9)	40,750	*
Judith J. Robertson (10)	64,613	*
All executive officers and directors as a group (8 persons) (11)	1,237,522	3.9%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Based upon a Schedule 13G/A filed by Asen and Co. on January 8, 2025. Asen and Co. is deemed to be the beneficial owner with sole voting and dispositive power over 2,580,000 shares of our common stock and shared voting and dispositive power over 500,000 shares of our common stock. The stockholder's address is 222 1/2 East 49th Street, New York, NY 10017.

(2)
Based upon a Schedule 13G/A filed by Ingalls & Snyder, LLC on February 21, 2025. Ingalls & Snyder, LLC is deemed to be the beneficial owner with shared dispositive power over 2,681,770 shares of our common stock. The stockholder's address is 1 Rockefeller Plaza, New York, NY 10020.
(3)
Includes 176,453 shares of our common stock held by James E. Brown and 8,000 shares of our common stock held by the James & Karen Brown 2006 Trust U/A. Also includes 495,423 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(4)
Includes 101,127 shares of our common stock issuable upon exercise of options within 60 days of March 25, 2025 and 137,500 shares of our common stock issuable upon exercise of restricted stock units exercisable by Timothy M. Papp.
(5)
Includes 125,239 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(6)
Includes 6,000 shares of our common stock held by Mohammad Azab. Also includes 20,750 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(7)
Includes 10,000 shares of our common stock held by Gail M. Farfel. Also includes 29,000 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(8)
Includes 7,000 shares of our common stock held by Peter S. Garcia. Also includes 15,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(9)
Includes 20,000 shares of our common stock held by the Gail J. Maderis Revocable Trust dated April 8, 2013 Gail Maderis TTEE. Also includes 20,750 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(10)
Includes 35,613 shares of our common stock held by Judith J. Robertson. Also includes 29,000 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 25, 2025.
(11)
Includes an aggregate of 836,956 shares of our common stock issuable pursuant to the exercise of outstanding stock options exercisable within 60 days of March 25, 2025 held by all of our executive officers and directors as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,894,287	$6.31	1,844,180	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,894,287	$6.31	1,844,180

(1)
Consists of the following equity compensation plans: (i) our 2000 Stock Plan and (ii) our 2000 Employee Stock Purchase Plan.
(2)
Includes 1,844,180 shares of our common stock reserved under our 2000 Stock Plan for future issuance, and includes 49,667 shares of our common stock reserved under our 2000 Employee Stock Purchase Plan for future issuance, including shares that will be purchased during the most recent purchase period under the 2000 Employee Stock Purchase Plan commencing on November 1, 2024 and ending on April 30, 2025.

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

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our directors who served during 2024 or is currently serving, other than Dr. Brown, was or is an independent director as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

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

Item 14. Principal Accountant Fees and Services.

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL ACCOUNTANT

On June 28, 2024, the Audit Committee dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm and appointed WithumSmith+Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm commencing with the Company’s fiscal year ended December 31, 2024.

All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees for 2024 were pre-approved by the Audit Committee according to the policies and procedures described above under the caption “The Board, Board Committees and Meetings—Audit Committee.” The following table depicts the fees for services provided by Withum and EY during the fiscal years ended December 31, 2024 and December 31, 2023, respectively. Withum did not provide any services during the fiscal year ended December 31, 2023.

	Years Ended December 31,
	2024 (1)	2023 (2)
Audit Fees	$518,956	$1,303,024
Tax Fees	15,100	83,298
Total	$534,056	$1,386,322

(1) Represents fees billed by Withum for the year ended December 31, 2024.

(2) Represents fees billed by EY for the year ended December 31, 2023.

Audit Fees

Audit Fees include fees for audit services associated with the 2024 and 2023 audits of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Audit Fees also include fees for advice on audit and accounting matters that arose during, or as a result of, the audit or the review of annual and interim financial statements, respectively. Additionally, the 2023 Audit Fees include approximately $135,000 related to the review of SEC registration statements, issuance of comfort letters, and issuance of consents.

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

3.10

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 14, 2024).

4.1

Description of Securities of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-31615), as filed with the SEC on March 28, 2024).

Exhibit Number	Description

4.2	Form of Warrant (February 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

4.3	Form of Warrant (July 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2023).

10.1+

Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), as initially filed with the SEC on April 20, 2000).

10.2+	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 26, 2024).

10.3+

Form of Employee Restricted Stock Unit Award Agreement for use with the DURECT Corporation 2000 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2024).

10.4+	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31615) filed on June 22, 2023).

10.5

Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), as initially filed with the SEC on April 20, 2000).

10.6

Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 2, 2009).

10.7

Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 000-31615), as filed with the SEC on March 3, 2011).

10.8

Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 5, 2013).

10.9

Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-31615), as filed with the SEC on November 8, 2018).

10.10

Fifth Amendment to Lease between De Anza Enterprises and the Company dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 17, 2018).

Exhibit Number	Description

10.11++

Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 14, 2024).

10.12++

Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 14, 2024).

10.13++

License agreement by and between the Company and Innocoll Pharmaceuticals Limited dated December 21, 2021 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 000-31615), as filed with the SEC on March 8, 2022).

10.14

First Amendment to License Agreement by and between the Company and Innocoll Pharmaceuticals Limited dated September 19, 2022 (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 3, 2022).

10.15+	Offer letter between Timothy M. Papp and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 5, 2022).

10.16+

Offer letter between Norman L. Sussman and the Company dated October 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 2, 2022).

10.17+

Employment Agreement with James E. Brown (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35316), as initially filed with the SEC on April 20, 2000).

10.18	Form of Securities Purchase Agreement, dated February 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2023).

10.19

Addendum IV to Lease between the Company and Wescove Vacaville, LLC dated as of May 11, 2023 (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 10, 2023).

10.20	Securities Purchase Agreement, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2023).

10.21

Sixth amendment to Lease between the Company and De Anza Enterprises LLC dated as of September 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31615), as filed with the SEC on November 14, 2023).

10.22*++	Asset purchase agreement by and between the Company and ALZET, LLC dated as of November 22, 2024.

Exhibit Number	Description

19.1*	Insider Trading Policy.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Company Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 000-31615), as filed with the SEC on March 28, 2024).

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2024 and 2023, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023, (iii) Statements of Stockholders' Equity for the years ended December 31, 2024 and 2023, (iv) Statements of Cash Flows for the years ended December 31, 2024 and 2023 and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025
James E. Brown

/s/ TIMOTHY M. PAPP	Chief Financial Officer (Principal Accounting Officer)	March 27, 2025
Timothy M. Papp

/s/ MOHAMMAD AZAB	Director	March 27, 2025
Mohammad Azab

/s/ Gail M. farfel	Director	March 27, 2025
Gail M. Farfel

/s/ PETER S. GARCIA	Director	March 27, 2025
Peter S. Garcia

/s/ GAIL J. MADERIS	Director, Chair of the Board	March 27, 2025
Gail J. Maderis

/s/ judith j. Robertson	Director	March 27, 2025
Judith J. Robertson