Form 10-Q
period 2025-03-31
DURECT CORP
filed 2025-05-14
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 31,042,581 shares of the registrant’s common stock outstanding.

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
•
the potential royalty payments we may receive from Orient Pharma Co., Ltd.;
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

•
the composition of future revenues; and
•
accounting policies and estimates.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025 and any additional risk factors that may be described in the “Risk Factors” section herein or in our subsequent reports filed with the SEC. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2025	December 31, 2024
A S S E T S
Current assets:
Cash and cash equivalents	$7,963	$11,011
Short-term investments	297	792
Accounts receivable, net	330	453
Inventories, net	85	106
Prepaid expenses and other current assets	737	813
Total current assets	9,412	13,175
Property and equipment, net	38	41
Operating lease right-of-use assets	1,912	2,135
Goodwill	2,725	2,725
Long-term restricted investments	150	150
Other long-term assets	123	123
Total assets	$14,360	$18,349
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$313	$309
Accrued liabilities	4,603	4,771
Operating lease liabilities, current portion	1,090	1,082
Warrant liabilities	1,667	1,548
Total current liabilities	7,673	7,710
Operating lease liabilities, non-current portion	893	1,124
Other long-term liabilities	443	384
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	606,891	606,439
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(601,562)	(597,330)
Stockholders’ equity	5,351	9,131
Total liabilities and stockholders’ equity	$14,360	$18,349

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024
Collaborative research and development and other revenue	$321	$496
Total revenues	321	496
Operating expenses:
Research and development	1,883	4,119
Selling, general and administrative	2,577	2,681
Total operating expenses	4,460	6,800
Loss from operations	(4,139)	(6,304)
Other income (expense):
Interest and other income	95	321
Change in fair value of warrant liabilities	(119)	(1,718)
Other expense, net	(24)	(1,397)
Loss from continuing operations	(4,163)	(7,701)
Income (loss) from discontinued operations	(69)	58
Net loss	(4,232)	(7,643)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	4
Total comprehensive loss	$(4,232)	$(7,639)

Net loss per share, basic
Loss from continuing operations	$(0.13)	$(0.25)
Income (loss) from discontinued operations	$—	$—
Net loss per common share	$(0.13)	$(0.25)

Net loss per share, diluted
Loss from continuing operations	$(0.13)	$(0.25)
Income (loss) from discontinued operations	$—	$—
Net loss per common share	$(0.13)	$(0.25)

Weighted-average shares used in computing net loss per share
Basic	31,042	30,637
Diluted	31,042	30,637

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	31,042	$23	$606,439	$(1)	$(597,330)	$9,131
Stock-based compensation expense from stock options and ESPP shares	—	—	452	—	—	452
Net loss	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2025	31,042	$23	$606,891	$(1)	$(601,562)	$5,351

Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	702	—	647	—	—	647
Stock-based compensation expense from stock options and ESPP shares	—	—	509	—	—	509
Net loss	—	—	—	—	(7,643)	(7,643)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	4	—	4
Balance at March 31, 2024	31,036	$23	$604,936	$(10)	$(596,649)	$8,300

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,232)	$(7,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	69	51
Stock-based compensation	452	509
Change in fair value of warrant liabilities	119	1,718
Other	(8)	96
Changes in assets and liabilities:
Accounts receivable	123	241
Inventories	21	(180)
Prepaid expenses and other assets	76	283
Accounts payable	4	(995)
Accrued liabilities	(168)	(846)
Total adjustments	688	877
Net cash used in operating activities	(3,544)	(6,766)
Cash flows from investing activities
Purchases of property and equipment	(7)	—
Purchases of available-for-sale securities	(297)	(887)
Proceeds from maturities of short-term investments	800	—
Net cash provided by (used in) investing activities	496	(887)
Cash flows from financing activities
Payments on term loan principal	—	(2,143)
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	—	648
Net cash used in financing activities	—	(1,495)
Net decrease in cash, cash equivalents, and restricted cash	(3,048)	(9,148)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	11,161	28,550
Cash, cash equivalents, and restricted cash, end of the period (1)	$8,113	$19,402

(1) Includes restricted cash of $150,000 included in long term restricted investments on the condensed balance sheets at March 31, 2025 and December 31, 2024, respectively.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2025, the operating results and comprehensive loss, and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of March 31, 2025, the Company had an accumulated deficit of $601.6 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

In November 2024, the Company completed the sale of its ALZET product line to Lafayette Instrument Co. ("LIC"), a portfolio company of Branford Castle Partners II, L.P., a North-American focused private equity firm. Under the terms of the agreement, LIC paid the Company $17.5 million in exchange for certain assets and liabilities associated with the ALZET product line. Simultaneous with this transaction, the Company paid off all remaining obligations under the term loan agreement with Oxford Finance LLC.

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

The Company’s inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$9	$10
Finished goods	76	96
Total inventories	$85	$106

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of March 31, 2025, the weighted-average remaining lease term was 1.89 years for the Company’s leased properties.

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

Total revenue by geographic region based on customers’ locations for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Europe	$172	$422
United States	117	46
Other	32	28
Total	$321	$496

Revenue by geography is determined by the location of the customer.

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

Common Stock Warrants

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the statements of operations.

The Company values its common stock warrants classified as liabilities using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2025	2024
Basic and diluted loss per share computation:
Net loss	$(4,232)	$(7,643)
Weighted average number of shares outstanding - basic and diluted	31,042	30,637
Net loss per share - basic and diluted	$(0.13)	$(0.25)

Options to purchase approximately 4.4 million and 4.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2025 and 2024, respectively, as such impact would be anti-dilutive.

The common warrants to purchase shares of common stock entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares, but are not required to absorb losses incurred. As a result, the common warrants were excluded from basic net loss per share calculations for the three months ended March 31, 2025 and 2024, respectively. For diluted net loss per share purposes, the common warrants are included in the number of shares outstanding if the effect is dilutive. Additional common warrants to purchase 3.6 million and 261,000 shares were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2025 and 2024, respectively, as the effect would be anti-dilutive.

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

The Company disposed of its ALZET product line, a component of its business, in November 2024 and met the definition of a discontinued operation as of December 31, 2024. Accordingly, the Company has classified the results of the ALZET product line as discontinued operations in its statements of operations and comprehensive loss for all periods presented. All assets and liabilities associated with the ALZET product line were classified as assets and liabilities of discontinued operations in the balance sheets for the periods presented. All amounts included in the notes to the financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 11, “Discontinued Operations” to the financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

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

Note 2. Strategic Agreements

The collaborative research and development and other revenue associated with the Company’s major collaborators or counterparties were $321,000 and $496,000 for the three months ended March 31, 2025 and 2024, respectively. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited (“Indivior”)

with respect to PERSERIS net sales, (b) research and development activities funded by our collaborators or counterparties and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

Agreement with Innocoll

On December 21, 2021, the Company entered into a license agreement (as amended, the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”). Pursuant to the Innocoll Agreement, the Company granted Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize in the United States, POSIMIR®, the Company’s FDA-approved post-surgical pain product, with respect to all uses and applications in humans. None of the additional milestones under the agreement have been met. On May 6, 2025, Innocoll terminated the Innocoll Agreement and transferred all data and know-how related to POSIMIR to the Company. The Company is evaluating next steps with respect to finding a new partner to commercialize POSIMIR. The Company does not expect that this termination will have a material impact on its financial statements.

Patent Purchase Agreement with Indivior

In September 2017, the Company entered into an agreement with Indivior (the “Indivior Agreement”), under which the Company assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the Company receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three months ended March 31, 2025 and 2024 related to earn-out revenues from PERSERIS were $172,000 and $422,000, respectively, and were included in collaborative research and development and other revenue. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates. The Company does not expect that this discontinuation will have a material impact on its financial statements.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit and commercial paper are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments may include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2025 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,004	$—	$—	$1,004
Certificates of deposit	150	—	—	150
Commercial paper	5,881	—	(1)	5,880
	$7,035	$—	$(1)	$7,034
Reported as:
Cash and cash equivalents	$6,588	$—	$(1)	$6,587
Short-term investments	297	—	—	297
Long-term restricted investments	150	—	—	150
	$7,035	$—	$(1)	$7,034

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$688	$—	$—	$688
Certificates of deposit	150	—	—	150
Commercial paper	8,914	—	(1)	8,913
	$9,752	$—	$(1)	$9,751
Reported as:
Cash and cash equivalents	$8,810	$—	$(1)	$8,809
Short-term investments	792	—	—	792
Long-term restricted investments	150	—	—	150
	$9,752	$—	$(1)	$9,751

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2025, by contractual maturity (in thousands):

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$5,881	$5,880
Mature after one year through five years	150	150
	$6,031	$6,030

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2025.

As of March 31, 2025, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Fair value at beginning of period - February 2023 issuance (Common warrants)	$414	$312
Change in fair value during the period	24	360
Fair value at end of period - February 2023 issuance (Common warrants)	$438	$672

Fair value at beginning of period - July 2023 issuance (Common warrants)	$1,134	$912
Change in fair value during the period	95	1,358
Fair value at end of period - July 2023 issuance	$1,229	$2,270

Total fair value at end of period	$1,667	$2,942

Common Warrants

February 2023 Warrants

In February 2023, the Company issued common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $10.3 million, $414,000 and $438,000 as of February 8, 2023 (i.e., the issuance date), December 31, 2024 and March 31, 2025, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x) the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte-Carlo simulation model with the following key assumptions. The Company took the likelihood of achieving certain events and related impact on the Company's common stock price into account, as appropriate.

The exercise price for the outstanding common warrants was adjusted down from $5.00 per share to $0.51 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023. There were 600,000 shares of outstanding common warrants as of March 31, 2025.

	February 8, 2023 (issuance)	December 31, 2024	March 31, 2025
Common stock price	$5.81	$0.75	$0.80
Exercise price per share	$5.00	$0.51	$0.51
Expected volatility	87%	132%	131%
Risk-free interest rate	3.8%	4.3%	3.9%
Contractual term (in years)	5.0	3.0	3.0
Expected dividend yield	—%	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $5.8 million, $1.1 million and $1.2 million as of July 21, 2023 (i.e., the issuance date), December 31, 2024 and March 31, 2025, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	July 21, 2023 (issuance)	December 31, 2024	March 31, 2025
Common stock price	$3.05	$0.75	$0.80
Exercise price per share	$4.89	$4.89	$4.89
Expected volatility	89%	124%	125%
Risk-free interest rate	4.2%	4.3%	3.9%
Contractual term (in years)	5.0	3.5	3.5
Expected dividend yield	—%	—%	—%

There were no exercises of the common warrants issued in the July 2023 registered direct offering.

Note 4. Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 were comprised as follows (in thousands):

	March 31, 2025	December 31, 2024

Accrued contract research and manufacturing costs	$2,770	$2,841
Accrued compensation and benefits	637	850
Accrued clinical costs	207	204
Other	989	876
Total	$4,603	$4,771

Note 5. Stock-Based Compensation

As of March 31, 2025, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$133	$212
Selling, general and administrative	319	285
Total stock-based compensation	$452	$497

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of shares purchased under its employee stock purchase plan for the three months ended March 31, 2025 and 2024. There were no stock options granted for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Employee Stock Purchase Plan
Risk-free rate	4.4%	5.5%
Expected dividend yield	—	—
Expected life (in years)	0.5	0.5
Volatility	95%	92%

Note 6. Term Loan

In July 2016, the Company entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with Oxford Finance LLC. In November 2024, the Company paid off all remaining obligations under the Loan Agreement with Oxford Finance LLC.

Note 7. Commitments

Operating Leases

The Company has lease arrangements for its facilities in California as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2027 (with an option to renew for an additional five years)

Under its lease, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $284,000 and $460,000 for the three months ended March 31, 2025 and 2024. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 11.5% based on the information available, including the remaining lease term, at the adoption date of ASC 842. As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 1.89 years and 2.14 years, respectively, for the Company’s leased properties.

Future minimum payments under this noncancelable lease is as follows (in thousands):

Operating Leases
Nine months ending December 31, 2025	$866
2026	1,185
2027	166
$2,217

Note 8. Stockholders’ Equity

On August 14, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2024 Registration Statement”) (File No. 333-281550), which upon being declared effective on August 23, 2024, allowed the Company to offer up to $250.0 million of securities from time to time in one or more public offerings. The 2024 Registration Statement replaced the Company’s prior shelf registration statement on Form S-3 (the “2021 Registration Statement”), which had allowed the Company to offer up to $250.0 million of securities including up to $75.0 million of shares of the Company’s common stock pursuant to an “at-the-market” sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”).

Due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares under our 2024 Registration Statement that aggregate to no more than one-third of the Company’s public float.

February 2023 Registered Direct Offering

On February 3, 2023, the Company entered into a securities purchase agreement relating in part to the purchase and sale of an aggregate of 1,700,000 shares of its common stock and common warrants to purchase an aggregate of 2,000,000 shares of its common stock, in a registered direct offering (the "February Offering"). The common warrants were immediately exercisable and currently have a $0.51 exercise price. A holder (together with its affiliates) may not exercise any portion of a common warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

The Company accounts for the common warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of other income (expense) in the statements of operations.

At the date of issuance, the Company valued the common warrants at an estimated fair value of $10.3 million using a Monte-Carlo valuation model due to the presence of an alternative cashless settlement feature in the financing agreement. As of March 31, 2025 and December 31, 2024, common warrants to purchase 600,000 shares of the Company's common stock were outstanding. At March 31, 2025, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $438,000, an increase of $24,000 for these common warrants as compared to at December 31, 2024.

The loss of $24,000 and $360,000 in common warrants resulting from the change in the estimated fair value of the liabilities for such warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

July 2023 Registered Direct Offering

On July 21, 2023, the Company issued to several institutional investors (i) 2,991,027 shares of its common stock, par value $0.0001 per share, and (ii) accompanying common warrants to purchase an aggregate of 2,991,027 shares of common stock, in a registered direct offering (the “July Offering”).

The common warrants were immediately exercisable and have a five-year term with a combined offering price of $5.015 per share and accompanying common warrant. A holder (together with its affiliates) may not exercise any portion of the common warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

The Company accounts for the common warrants issued in the July Offering as current liabilities based upon the guidance of ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of other income (expense) in the statements of operations.

The Company valued the common warrants issued in the July Offering using the Black-Scholes option valuation model. As of the issuance date of December 31, 2024 and as of March 31, 2025, the common warrants were valued at $5.8 million, $1.1 million and $1.2 million, respectively. The loss of $95,000 and $1.4 million resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the three months ended March 31, 2025 and 2024, respectively.

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

As of March 31, 2025, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share.

ATM Financings

During the three months ended March 31, 2025, there were no sales of the Company's common stock in the open market. During the three months ended March 31, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of 702,090 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

As of May 9, 2025, the Company had up to $250.0 million of the Company’s securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $8.8 million of our securities are available for sale under the 2024 Registration Statement.

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

On the Closing Date, the Company completed the transaction contemplated by the APA. Pursuant to the terms of the APA, the Purchaser paid the Company $17.5 million subject to certain adjustments, including for net working capital, and also agreed to assume certain liabilities with respect to the transferred assets.

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

The components of income from discontinued operations as reported in the Company’s statements of operations were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Total revenues	$—	$1,331
Operating expenses:
Cost of product revenues	—	289
Selling, general and administrative	—	455
Total operating expenses	—	744
Other expense:
Interest and other expenses	69	529
Total costs and expenses	69	1,273
Income (loss) from discontinued operations	(69)	58
Net income (loss) per share
Basic	$—	$—
Diluted	$—	$—
Weighted-average shares used in computing net (loss) income per share
Basic	31,042	30,637
Diluted	31,042	30,637

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statements of cash flows (in thousands):

Three months ended March 31,
2024
Depreciation	$2
Stock-based compensation expense	12
Non-cash items, net	$14

Note 10. Segment Information

The Company is committed to transforming the treatment of acute organ injury and chronic liver diseases by advancing novel and potentially lifesaving therapies based on its endogenous epigenetic regulator program. Larsucosterol, the Company's lead drug candidate, binds to and inhibits the activity of DNMTs, epigenetic enzymes which are elevated and associated with hypermethylation found in alcohol-AH patients. Larsucosterol is in clinical development for the potential treatment of AH, for which FDA has granted a Fast Track Designation; MASH, also known as non-alcoholic steatohepatitis or NASH is also being explored. The Company also manufactures and sells certain excipients for certain clients for use as raw materials in their products.

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

Significant expenses within loss from continuing operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Statement of Operations and Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2025 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described in the “Risk Factors” section herein or in our subsequent reports filed with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

Overview

We are a late-stage biopharmaceutical company pioneering the development of epigenetic therapies that target dysregulated DNA methylation to transform the treatment of serious and life-threatening conditions, including acute organ injury. Larsucosterol, a new chemical entity in clinical development, is the lead candidate in our Epigenetic Regulator Program. An endogenous, orally bioavailable small molecule, larsucosterol has been shown in both in vitro and in vivo studies to play an important regulatory role in lipid metabolism, stress and inflammatory responses, and cell death and survival. We are developing larsucosterol for alcohol-associated hepatitis (“AH”), a life-threatening acute liver condition with no approved therapeutics and 28-Day and 90-Day historical mortality rates of 20%-26% and 29%-31%, respectively. After completing a Phase 2a trial in which 100% of AH patients treated with larsucosterol survived the 28-Day study period, we conducted a double-blind, placebo-controlled Phase 2b clinical trial called AHFIRM (trial in AH to evaluate saFety and effIcacy of laRsucosterol treatMent). Through our AHFIRM trial, we evaluated larsucosterol’s potential to reduce mortality or liver transplantation compared to a placebo with or without steroids at the investigators’ discretion. In total, we enrolled 307 patients at leading hospitals in the U.S., Australia, E.U. and U.K. In November 2023, we announced topline data from the AHFIRM trial that showed a compelling efficacy signal in favor of larsucosterol in the key secondary endpoint of mortality at 90 days. Both the 30 mg and 90 mg larsucosterol doses demonstrated clinically meaningful trends in reduction of mortality at 90 days with mortality reductions of 41% (p=0.068) in the 30 mg arm and 35% (p=0.124) in the 90 mg arm compared with placebo. The numerical improvement in the primary endpoint of mortality or liver transplant at 90 days did not achieve statistical significance for either dose of larsucosterol. Both doses of larsucosterol in AHFIRM showed a more pronounced reduction in mortality in patients enrolled in the U.S., representing 76% of patients enrolled in the trial. The reductions in mortality at 90 days were 57% (p=0.014) in the 30 mg arm and 58% (p=0.008) in the 90 mg arm compared with placebo in the U.S. Larsucosterol was safe and well tolerated. There were fewer treatment-emergent adverse events (“TEAEs”) in the larsucosterol arms compared with placebo. In May 2024, we announced that the FDA granted Breakthrough Therapy Designation ("BTD") to larsucosterol for the treatment of AH. In July 2024, we held a Type B meeting with the FDA to discuss the design of our planned Phase 3 clinical trial of larsucosterol in AH that, if successful, could support a potential New Drug Application filing. Following this meeting and additional interactions with the FDA under the BTD, we have designed a randomized, double-blind, placebo-controlled, multi-center U.S. Phase 3 study to evaluate the safety and efficacy of larsucosterol in patients with severe AH. The primary outcome measure will be a 90-day survival endpoint. The Phase 3 trial is planned to enroll approximately 200 patients randomized in a 1:1 ratio across two arms: (1) larsucosterol (30 mg) or (2) placebo, which will be added to the current standard of care, with or without methylprednisolone capsules in the placebo patients at the investigators’ discretion. Patients enrolled in the trial will be monitored for an additional 90 days to collect additional safety and outcomes data. Our goal is to initiate a Phase 3 clinical trial of larsucosterol in AH in 2025, subject to obtaining sufficient funding, and present topline results within two years of initiation. We have also investigated larsucosterol in patients with metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as non-alcoholic steatohepatitis or NASH with encouraging results in a Phase 1b clinical trial and may consider further development of larsucosterol for this and other indications.

NOTE: POSIMIR®, SABER® , and ORADUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

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

Our collaborative research and development and other revenue primarily included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales, (b) research and development activities funded by our collaborators or counterparties and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At March 31, 2025, we had an accumulated deficit of $601.6 million. Our net losses were $4.2 million for the three months ended March 31, 2025 compared with $7.6 million for the corresponding period in 2024. These losses have resulted primarily from costs incurred to research and develop our product candidates and from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses and our selling, general and administrative expenses in the near future to decrease compared to the first quarter of 2025. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

Recent Developments

On May 6, 2025, Innocoll terminated the Innocoll Agreement, and transferred all data and know-how related to POSIMIR to us. We are evaluating next steps with respect to finding a new partner to commercialize POSIMIR. We do not expect that this termination will have a material impact on our financial statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We believe that the most significant accounting estimates and assumptions relate to revenue recognition, prepaid and accrued clinical costs, prepaid and accrued manufacturing costs and valuation of warrant liabilities. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting estimates as compared to the disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

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

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $321,000 for the three months ended March 31, 2025, compared with $496,000 for the corresponding period in 2024. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales, (b) research and development activities funded by our collaborators or counterparties and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

The decrease in collaborative research and development and other revenue in the three months ended March 31, 2025 compared with the corresponding period in 2024 was primarily due to lower earn-out revenue recognized from Indivior.

Product revenue, net

As previously announced, in November 2024, we completed the sale of our ALZET product line to Lafayette Instruments Co. Revenue recognized from the ALZET product line, related cost of product revenues, associated selling, general and administrative expenses have been reclassified to discontinued operations for the three months ended March 31, 2024.

Operating Expenses

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation costs associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $1.9 million for the three months ended March 31, 2025 compared to $4.1 million for the corresponding period in 2024. We incurred lower research and development costs associated with larsucosterol, partially offset by higher costs in other research programs in the three months ended March 31, 2025 compared to the corresponding period in 2024, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $133,000 for the three months ended March 31, 2025 compared to $212,000 for the corresponding period in 2024. As of March 31, 2025, we had 9 research and development employees compared with 26 as of March 31, 2024. We expect research and development expenses in the near future to decrease compared to the first quarter of 2025 as we have reduced our research and development staff to 4 research and development employees as of May 9, 2025.

	Three months ended March 31,
	2025	2024
Larsucosterol	$1,803	$4,045
Others	80	74
Total research and development expenses	$1,883	$4,119

Larsucosterol

Our research and development expenses for larsucosterol were $1.8 million in the three months ended March 31, 2025 compared to $4.0 million for the corresponding period in 2024. The decrease in the three months ended March 31, 2025 was primarily due to lower contract manufacturing expenses and lower employee-related costs for this drug candidate compared with the corresponding period in 2024.

Other DURECT programs

Our research and development expenses for all other programs were $80,000 in the three months ended March 31, 2025 compared to $74,000 for the corresponding period in 2024. The slight increase in the three months ended March 31, 2025 was primarily due to higher employee-related costs associated with these programs compared with the corresponding period in 2024. We do not expect to increase research and development for other programs at the present time.

Selling, general and administrative

Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other costs associated with finance, accounting, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $2.6 million in the three months ended March 31, 2025 compared to $2.7 million for the corresponding period in 2024. The decrease in the three months ended March 31, 2025 was primarily due to lower employee costs compared to the corresponding period in 2024. Stock-based compensation expense recognized related to selling, general and administrative personnel was $319,000 for the three months ended March 31, 2025 compared to $285,000 for the corresponding period in 2024.

We had 11 selling, general and administrative employees as of March 31, 2025 compared with 17 as of March 31, 2024. We expect selling, general and administrative expenses in the near future to decrease compared to the first quarter of 2025 as we further reduced our headcount to 10 selling, general and administrative employees as of May 9, 2025.

Other income (expense). Other expense was $24,000 in the three months ended March 31, 2025 compared to $1.4 million for the corresponding period in 2024.

Interest and other income

Interest income was $95,000 in the three months ended March 31, 2025 compared to $321,000 for the corresponding period in 2024. The decrease in the three months ended March 31, 2025 was primarily due to lower balances in our cash, cash equivalents and investments compared with the corresponding period in 2024.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended March 31, 2025 was comprised of a non-cash loss of $24,000 for the common warrants issued in February 2023 and a non-cash loss of $95,000 for the common warrants issued in July 2023. The change in fair value of warrant liabilities during the three months ended March 31, 2024 was comprised of a non-cash loss of $360,000 for the common warrants issued in February 2023 and a non-cash loss of $1.4 million for the common warrants issued in July 2023.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $8.4 million at March 31, 2025 compared to cash, cash equivalents, and investments of $12.0 million at December 31, 2024. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2025 and December 31, 2024. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities, partially offset by payments received from collaboration partners and customers.

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

As discussed below, we do not have sufficient cash resources to fund our planned operations and existing contractual commitments for the next 12 months. Our auditors have issued a going concern opinion as of, and for the fiscal year ended, December 31, 2024. Unless we secure funding from collaborations, additional equity or debt financing, of which there can be no assurance, we may not be able to continue operations.

Cash Flows

We used $3.5 million of cash in operating activities for the three months ended March 31, 2025 compared to $6.8 million for the corresponding period in 2024. The cash used in operations was primarily to fund operations as well as our working capital requirements. We anticipate that cash used in operating activities in the near future will decrease compared to the first quarter of 2025 due to expected decreases in operating expenses.

We received $496,000 of cash provided by investing activities for the three months ended March 31, 2025 compared to $887,000 of cash used in investing activities for the corresponding period in 2024. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2025 compared with the corresponding period in 2024.

We had no financing activities for the three months ended March 31, 2025 compared to $1.5 million of cash used in financing activities for the three months ended March 31, 2024. The decrease in cash used in financing activities was primarily due to no principal payments on the term loan with Oxford Finance LLC ("Oxford Finance") during the three months ended March 31, 2025 as we paid off the term loan in full in November 2024; the $1.5 million used in financing activities for the three months ended March 31, 2024 was a result of our making principal payments on the term loan with Oxford Finance partially offset by the sale of our common stock in the open market pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”) for the three months ended March 31, 2024.

Shelf Registration Statement

In the first quarter of 2024, we raised net proceeds (net of commissions) of approximately $648,000 from the sale of our common stock in the open market under the 2021 Sales Agreement.

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

As of May 9, 2025, we had up to $250.0 million of our securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $8.8 million of our securities are currently available for sale under the 2024 Registration Statement.

Any material sales in the public market of our common stock, under the 2024 Registration Statement, could adversely affect prevailing market prices for our common stock.

Going Concern

As of March 31, 2025, we had cash, cash equivalents and investments totaling $8.4 million compared to cash, cash equivalents, and investments of $12.0 million at December 31, 2024.

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

During the three months ended March 31, 2025, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

Human Capital

As of May 9, 2025, we had 14 employees, including 4 in research and development and 10 in selling, general and administrative.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and with any risk factors we may include in subsequent periodic filings with the SEC.

Disruptions at the FDA caused by funding shortages and uncertainty regarding the second Trump administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel or otherwise prevent the FDA from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at the FDA, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects.

With the second Trump administration, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and/or retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the Trump administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”), as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 14, 2025

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2025