Form 10-Q
period 2025-06-30
DURECT CORP
filed 2025-08-13
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 31,054,187 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report on Form 10-Q or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially,” “possibility,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. Forward-looking statements made in this report include, but are not limited to, statements about:

•
the proposed acquisition of our company by Bausch Health Americas, Inc., a Delaware corporation (“Parent”), pursuant to an Agreement and Plan of Merger dated July 28, 2025 (the “Merger Agreement”), including the anticipated timeframe for completion of the transaction contemplated by the Merger Agreement
•
potential uses and benefits of larsucosterol to treat alcohol-associated hepatitis (“AH”), metabolic dysfunction-associated steatohepatitis (“MASH”), or other conditions;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2025	December 31, 2024
A S S E T S
Current assets:
Cash and cash equivalents	$6,502	$11,011
Short-term investments	—	792
Accounts receivable, net	511	453
Inventories, net	291	106
Prepaid expenses and other current assets	468	813
Total current assets	7,772	13,175
Property and equipment, net	29	41
Operating lease right-of-use assets	1,683	2,135
Goodwill	2,725	2,725
Long-term restricted investments	150	150
Other long-term assets	123	123
Total assets	$12,482	$18,349
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$393	$309
Accrued liabilities	4,860	4,771
Deferred revenue, current portion	320	—
Operating lease liabilities, current portion	1,098	1,082
Warrant liabilities	1,222	1,548
Total current liabilities	7,893	7,710
Operating lease liabilities, non-current portion	652	1,124
Other long-term liabilities	454	384
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	607,288	606,439
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(603,827)	(597,330)
Stockholders’ equity	3,483	9,131
Total liabilities and stockholders’ equity	$12,482	$18,349

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Collaborative research and development and other revenue	$428	$606	$749	$1,102
Product revenue	19	40	19	40
Total revenues	447	646	768	1,142
Operating expenses:
Cost of product revenues	7	27	7	29
Research and development	1,176	2,247	3,059	6,366
Selling, general and administrative	2,067	2,566	4,644	5,246
Total operating expenses	3,250	4,840	7,710	11,641
Loss from operations	(2,803)	(4,194)	(6,942)	(10,499)
Other income (expense):
Interest and other income	93	227	188	548
Change in fair value of warrant liabilities	445	(78)	326	(1,796)
Other income (expense), net	538	149	514	(1,248)
Loss from continuing operations	(2,265)	(4,045)	(6,428)	(11,747)
Income (loss) from discontinued operations	—	345	(69)	404
Net loss	(2,265)	(3,700)	(6,497)	(11,343)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	—	3	—	7
Total comprehensive loss	$(2,265)	$(3,697)	$(6,497)	$(11,336)

Net loss per share, basic
Loss from continuing operations	$(0.07)	$(0.13)	$(0.21)	$(0.38)
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net loss per common share	$(0.07)	$(0.12)	$(0.21)	$(0.37)

Net loss per share, diluted
Loss from continuing operations	$(0.07)	$(0.13)	$(0.21)	$(0.38)
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net loss per common share	$(0.07)	$(0.12)	$(0.21)	$(0.37)

Weighted-average shares used in computing net loss per share
Basic	31,042	31,038	31,042	30,838
Diluted	31,163	31,038	31,042	30,838

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	31,042	$23	$606,439	$(1)	$(597,330)	$9,131
Stock-based compensation expense from stock options and ESPP shares	—	—	452	—	—	452
Net loss	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2025	31,042	$23	$606,891	$(1)	$(601,562)	$5,351
Stock-based compensation expense from stock options and ESPP shares	—	—	397	—	—	397
Net loss	—	—	—	—	(2,265)	(2,265)
Balance at June 30, 2025	31,042	$23	$607,288	$(1)	$(603,827)	$3,483

Balance at December 31, 2023	30,334	$23	$603,780	$(14)	$(589,006)	$14,783
Issuance of common stock pursuant to the 2021 Sales Agreement, net of issuance costs of $13	702	—	647	—	—	647
Stock-based compensation expense from stock options and ESPP shares	—	—	509	—	—	509
Net loss	—	—	—	—	(7,643)	(7,643)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	4	—	4
Balance at March 31, 2024	31,036	$23	$604,936	$(10)	$(596,649)	$8,300
Issuance of common stock upon exercise of stock options and from the ESPP	3	—	3	—	—	3
Stock-based compensation expense from stock options and ESPP shares	—	—	431	—	—	431
Net loss	—	—	—	—	(3,700)	(3,700)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	3	—	3
Balance at June 30, 2024	31,039	$23	$605,370	$(7)	$(600,349)	$5,037

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,497)	$(11,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	89	49
Stock-based compensation	849	943
Change in fair value of warrant liabilities	(326)	1,796
Other	(15)	150
Changes in assets and liabilities:
Accounts receivable	(58)	249
Inventories	(185)	(258)
Prepaid expenses and other assets	345	693
Accounts payable	84	(1,383)
Accrued liabilities	89	(1,328)
Deferred revenue	320	—
Total adjustments	1,192	911
Net cash used in operating activities	(5,305)	(10,432)
Cash flows from investing activities
Purchases of property and equipment	(7)	—
Purchases of available-for-sale securities	(297)	(887)
Proceeds from maturities of short-term investments	1,100	2,200
Net cash provided by investing activities	796	1,313
Cash flows from financing activities
Payments on term loan principal	—	(4,286)
Net proceeds from issuances of common stock pursuant to the 2021 Sales Agreement	—	648
Net proceeds from issuance of common stock upon exercise of stock options and from the ESPP	—	3
Net cash used in financing activities	—	(3,635)
Net decrease in cash, cash equivalents, and restricted cash	(4,509)	(12,754)
Cash, cash equivalents, and restricted cash, beginning of the period (1)	11,161	28,550
Cash, cash equivalents, and restricted cash, end of the period (1)	$6,652	$15,796

(1) Includes restricted cash of $150,000 included in long term restricted investments on the condensed balance sheets at June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the “Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company pioneering the development of epigenetic therapies that target dysregulated DNA methylation to transform the treatment of serious and life-threatening conditions, including acute organ injury. Larsucosterol is in clinical development for the potential treatment of alcohol-associated hepatitis (“AH”), for which FDA has granted Fast Track Designation and Breakthrough Therapy Designation; metabolic dysfunction-associated steatohepatitis (“MASH”), also known as non-alcoholic steatohepatitis or NASH is also being explored. The Company also manufactures and sells certain excipients for certain clients for use as raw materials in their products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2025, the operating results and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2025, the Company had an accumulated deficit of $603.8 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

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

The Company’s inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$9	$10
WIP	214	—
Finished goods	68	96
Total inventories	$291	$106

Leases

ASC 842 requires the Company to recognize an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use assets and liabilities are recognized under ASC 842 based on the present value of lease payments over the remaining lease term at the lease commencement date. In determining the net present value of lease payments, we estimate the incremental borrowing rate based on the information available, including remaining lease term. As of June 30, 2025, the weighted-average remaining lease term was 1.64 years for the Company’s leased properties.

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

Total revenue by geographic region based on customers’ locations for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Europe	$324	$512	$496	$934
United States	60	67	177	113
Other	63	67	95	95
Total	$447	$646	$768	$1,142

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic loss per share computation:
Net loss	$(2,265)	$(3,700)	$(6,497)	$(11,343)
Weighted average number of shares outstanding - basic	31,042	31,038	31,042	30,838
Net loss per share - basic	$(0.07)	$(0.12)	$(0.21)	$(0.37)

Diluted loss per share computation:
Net loss	$(2,265)	$(3,700)	$(6,497)	$(11,343)
Change in fair value of common warrant liabilities	(42)	—	—	—
Net loss adjusted for change in fair value of warrant liabilities	$(2,307)	$(3,700)	$(6,497)	$(11,343)

Weighted average shares used to compute basic net loss per share	31,042	31,038	31,042	30,838
Dilutive effect of common warrants	121	—	—	—
Weighted average shares used to compute diluted net loss per share	31,163	31,038	31,042	30,838
Net loss per share - diluted	$(0.07)	$(0.12)	$(0.21)	$(0.37)

Options to purchase approximately 3.9 million and 4.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss share for the three and six months ended June 30, 2025, respectively, as the effect would be anti-dilutive. Options to purchase approximately 3.8 million and 3.9 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2024, respectively, as the effect would be anti-dilutive.

The common warrants to purchase shares of common stock entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares, but are not required to absorb losses incurred. As a result, the common warrants were excluded from basic net loss per share calculations for the three and six months ended June 30, 2025 and 2024, respectively. For diluted net loss per share purposes, the common warrants are included in the number of shares outstanding if the effect is dilutive. The dilutive effect of common warrants was 121,000 shares for the three months ended June 30, 2025. Additional common warrants to purchase 3.6 million shares were excluded from the denominator in the calculation of diluted net loss share for both the three and six months ended June 30, 2025 and 2024, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $428,000 and $749,000 for the three and six months ended June 30, 2025, respectively, compared with $606,000 and $1.1 million for the corresponding periods in 2024. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior UK Limited (“Indivior”) with respect to PERSERIS net sales, (b) research and development activities funded by our collaborators or counterparties and (c) royalty revenue from Orient Pharma Co., Ltd. (“Orient Pharma”) with respect to Methydur net sales.

Pending Acquisition by Bausch Health Companies Inc.

On July 29, 2025, Bausch Health Companies Inc. and DURECT announced a definitive agreement under which Bausch Health will indirectly acquire DURECT. Under the terms of the definitive agreement, a wholly owned subsidiary of Bausch Health is conducting a tender offer to acquire all outstanding shares of DURECT. Under the terms of the definitive agreement, Bausch Health will pay $1.75 per share in an all-cash transaction for an upfront consideration of approximately $63 million at closing, with the potential for two additional net sales milestone payments of up to $350 million in the aggregate (subject to certain adjustments in respect of a retention plan) if the milestones are achieved before the earlier of the 10 year anniversary of the first commercial sale of larsucosterol in the United States and December 31, 2045. The transaction is conditioned on a majority of the outstanding shares of DURECT’s common stock being tendered into the tender offer and not withdrawn, as well as other customary closing conditions. The transaction is expected to close in the third quarter of 2025. Assuming the closing of the tender offer, Bausch Health will acquire any shares of DURECT not tendered into the tender offer through a merger of a wholly owned subsidiary with and into DURECT for the same per share consideration payable in the tender offer. For additional information, see Note 11, “Subsequent Events” to the financial statements in this Quarterly Report on Form 10-Q.

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

Patent Purchase Agreement with Indivior

In September 2017, the Company entered into an agreement with Indivior (the “Indivior Agreement”), under which the Company assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults. In consideration for such assignment, Indivior made non-refundable upfront and milestone payments to DURECT totaling $17.5 million. Additionally, under the terms of the agreement with Indivior, the Company receives quarterly earn-out payments into 2026 that are based on a single digit percentage of U.S. net sales of PERSERIS. Indivior commercially launched PERSERIS in the U.S. in February 2019. The Indivior Agreement contains customary representations, warranties and indemnities of the parties. Amounts recognized during the three and six months ended June 30, 2025 related to earn-out revenues from PERSERIS were $324,000 and $496,000, respectively, compared with $512,000 and $934,000 for the corresponding periods in 2024, and were included in collaborative research and development and other revenue. In July 2024, Indivior announced discontinuation of sales and marketing for PERSERIS due to the highly competitive market and impending changes that are expected to intensify payor management in the treatment category in which PERSERIS participates. The Company does not expect that this discontinuation will have a material impact on its financial statements.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit and commercial paper are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments may include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2025 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$552	$—	$—	$552
Certificates of deposit	150	—	—	150
Commercial paper	4,736	—	(1)	4,735
	$5,438	$—	$(1)	$5,437
Reported as:
Cash and cash equivalents	$5,288	$—	$(1)	$5,287
Short-term investments	—	—	—	—
Long-term restricted investments	150	—	—	150
	$5,438	$—	$(1)	$5,437

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$688	$—	$—	$688
Certificates of deposit	150	—	—	150
Commercial paper	8,914	—	(1)	8,913
	$9,752	$—	$(1)	$9,751
Reported as:
Cash and cash equivalents	$8,810	$—	$(1)	$8,809
Short-term investments	792	—	—	792
Long-term restricted investments	150	—	—	150
	$9,752	$—	$(1)	$9,751

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2025, by contractual maturity (in thousands):

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$4,736	$4,735
Mature after one year through five years	150	150
	$4,886	$4,885

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2025.

As of June 30, 2025, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Warrant Liabilities

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period - February 2023 issuance (Common warrants)	$438	$672	$414	$312
Change in fair value during the period	(42)	42	(18)	402
Fair value at end of period - February 2023 issuance (Common warrants)	$396	$714	$396	$714

Fair value at beginning of period - July 2023 issuance (Common warrants)	$1,230	$2,270	$1,134	$912
Change in fair value during the period	(404)	36	(308)	1,394
Fair value at end of period - July 2023 issuance	$826	$2,306	$826	$2,306

Total fair value at end of period	$1,222	$3,020	$1,222	$3,020

Common Warrants

February 2023 Warrants

In February 2023, the Company issued common warrants to purchase an aggregate of 2,000,000 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $10.3 million, $414,000 and $396,000 as of February 8, 2023 (i.e., the issuance date), December 31, 2024 and June 30, 2025, respectively. In September 2023, 1,400,000 shares of the common warrants were exercised through the alternative cashless exercise provision in accordance with the financing agreement, resulting in a net issuance of 924,000 shares to the holder. The aggregate number of shares of our common stock issuable in such alternative cashless exercise equals the product of (x) the aggregate number of shares of our common stock that would be issuable upon exercise of the common warrant in accordance with the terms of such common warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.66. The Company calculated the estimated fair value of the common warrants using a Monte-Carlo simulation model with the following key assumptions. The Company took the likelihood of achieving certain events and related impact on the Company's common stock price into account, as appropriate.

The exercise price for the outstanding common warrants was adjusted down from $5.00 per share to $0.51 per share as of December 31, 2023 as a result of an anti-dilution provision in the common warrants issued in the February 2023 financing that was triggered by the sale of our common stock in the open market in November 2023. There were 600,000 shares of outstanding common warrants as of June 30, 2025.

	February 8, 2023 (issuance)	December 31, 2024	June 30, 2025
Common stock price	$5.81	$0.75	$0.64
Exercise price per share	$5.00	$0.51	$0.51
Expected volatility	87%	132%	134%
Risk-free interest rate	3.8%	4.3%	3.7%
Contractual term (in years)	5.0	3.0	2.5
Expected dividend yield	—%	—%	—%

July 2023 warrants

In July 2023, the Company issued common warrants to purchase an aggregate of 2,991,027 shares of common stock in a registered direct offering.

The common warrants are accounted for as current liabilities on the balance sheets and are adjusted to estimated fair value at period end through “other income (expense)” on the statements of operations. The estimated fair value of the outstanding common warrants was $5.8 million, $1.1 million and $826,000 as of July 21, 2023 (i.e., the issuance date), December 31, 2024 and June 30, 2025, respectively. The Company calculated the estimated fair value of the common warrants using a Black-Scholes option pricing model with the following key assumptions:

	July 21, 2023 (issuance)	December 31, 2024	June 30, 2025
Common stock price	$3.05	$0.75	$0.64
Exercise price per share	$4.89	$4.89	$4.89
Expected volatility	89%	124%	128%
Risk-free interest rate	4.2%	4.3%	3.7%
Contractual term (in years)	5.0	3.5	3.0
Expected dividend yield	—%	—%	—%

There were no exercises of the common warrants issued in the July 2023 registered direct offering.

Note 4. Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 were comprised as follows (in thousands):

	June 30, 2025	December 31, 2024

Accrued contract research and manufacturing costs	$2,966	$2,841
Accrued compensation and benefits	441	850
Accrued legal expenses	585	522
Accrued clinical costs	180	204
Other	688	354
Total	$4,860	$4,771

Note 5. Stock-Based Compensation

As of June 30, 2025, the Company has two stock-based compensation plans. The stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$92	$164	$225	$376
Selling, general and administrative	305	260	624	545
Total stock-based compensation	$397	$424	$849	$921

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2025 and 2024. There were no stock options granted for the three and six months ended June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock Options
Risk-free rate	3.98%	—	3.98%	—
Expected dividend yield	—	—	—	—
Expected life (in years)	7.0	—	7.0	—
Volatility	106%	—	106%	—

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Employee Stock Purchase Plan
Risk-free rate	4.22%	5.43%	4.22 - 4.42%	5.43 - 5.50%
Expected dividend yield	—	—	—	—
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	78%	246%	78 - 95%	246%

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

Under its lease, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expenses under all operating leases were $284,000 and $568,000 for the three and six months ended June 30, 2025, compared with $345,000 and $805,000 for the corresponding periods in 2024, respectively. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 11.5% based on the information available, including the remaining lease term, at the adoption date of ASC 842. As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 1.64 years and 2.14 years, respectively, for the Company’s leased properties.

Future minimum payments under this noncancelable lease is as follows (in thousands):

Operating Leases
Six months ending December 31, 2025	$578
2026	1,185
2027	166
$1,929

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

At the date of issuance, the Company valued the common warrants at an estimated fair value of $10.3 million using a Monte-Carlo valuation model due to the presence of an alternative cashless settlement feature in the financing agreement. As of June 30, 2025 and December 31, 2024, common warrants to purchase 600,000 shares of the Company's common stock were outstanding.

At June 30, 2025, the Company updated the estimated fair value of the outstanding common warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $396,000, a decrease of $18,000 for these common warrants as compared to at December 31, 2024.

The gain of $42,000 and $18,000 in common warrants resulting from the change in the estimated fair value of the liabilities for such warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively.

The loss of $42,000 and $402,000 in common warrants resulting from the change in the estimated fair value of the liabilities for such warrants was recorded as a change in the estimated fair value of warrant liabilities in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively.

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

The Company valued the common warrants issued in the July Offering using the Black-Scholes option valuation model. As of the issuance date of July 21, 2023, December 31, 2024 and as of June 30, 2025, the common warrants were valued at $5.8 million, $1.1 million and $826,000, respectively. The gain of $404,000 and $308,000 resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the three and six months ended June 30, 2025, respectively. The loss of $36,000 and $1.4 million resulting from the change in the fair value of the liability for these warrants was recorded as a change in estimated fair value of warrant liabilities in the accompanying statements of operations for the three and six months ended June 30, 2024, respectively

The common warrant liability will be adjusted to estimated fair value at each balance sheet date until the warrants are settled. Changes in the estimated fair value of the warrant liabilities are recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

As of June 30, 2025, none of the warrants issued in the July Offering have been exercised. Common warrants to purchase 2,991,027 shares of the Company's common stock were outstanding with an exercise price of $4.89 per share.

ATM Financings

During the three and six months ended June 30, 2025, there were no sales of the Company's common stock in the open market. During the three months ended June 30, 2024, there were no sales of the Company's common stock in the open market. During the six months ended June 30, 2024, the Company raised net proceeds (net of commissions) of approximately $648,000 from the sale of 702,090 shares of the Company’s common stock in the open market at a weighted average price of $0.94 per share pursuant to the 2021 Registration Statement and the 2021 Sales Agreement.

As of August 8, 2025, the Company had up to $250.0 million of the Company’s securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $19.6 million of our securities are available for sale under the 2024 Registration Statement.

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

The components of income from discontinued operations as reported in the Company’s statements of operations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	$—	$1,525	$—	$2,856
Operating expenses:
Cost of product revenues	—	329	—	617
Selling, general and administrative	—	406	—	861
Total operating expenses	—	735	—	1,478
Other expense:
Interest and other expenses	—	445	69	974
Total costs and expenses	—	1,180	69	2,452
Income (loss) from discontinued operations	—	345	(69)	404
Net income (loss) per share
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Weighted-average shares used in computing net (loss) income per share
Basic	31,042	31,038	31,042	30,838
Diluted	31,163	31,038	31,042	30,838

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s statements of cash flows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation	$—	$2	$—	$4
Stock-based compensation expense	—	10	—	22
Non-cash items, net	$—	$12	$—	$26

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

Note 11. Subsequent Events

On July 28, 2025, the Company entered into an Agreement and Plan of Merger with Bausch Health Americas, Inc., a Delaware corporation (“Parent”), BHC Lyon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of Section 6.10 thereof, Bausch Health Companies Inc., a corporation continued under the laws of the Province of British Columbia (the “Merger Agreement”).

On August 8, 2025, the Company, Parent and Merger Sub entered into an Amendment No. 1 (the “Amendment”) to the Merger Agreement pursuant to which the Company, Parent and Merger Sub agreed to extend the date by which Merger Sub is obligated to commence a tender offer (the “Offer”) to acquire all of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Company Shares”) from August 11, 2025 to August 12, 2025.

Pursuant to the terms and conditions of the Merger Agreement and the Amendment, on August 12, 2025, Merger Sub commenced the Offer to acquire all of the Company Shares, for (i) $1.75 per Company Share, to the holder of such Company Shares in cash, without interest thereon and less any applicable withholding tax (the “Cash Amount”), plus (ii) one non-tradeable contingent value right per Company Share (each, a “CVR”), which will represent the contractual right to receive the pro rata portion of two potential additional net sales milestone payments of up to $350 million in the aggregate (minus any amount assigned to option holders under a retention plan), if the milestones are achieved before the earlier of the 10 year anniversary of the first commercial sale of larsucosterol in the United States and December 31, 2045, in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent (the “Rights Agent” the Cash Amount plus one CVR, collectively, the “Offer Consideration”).

As soon as practicable following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), without a vote of the Company’s stockholders (the “Merger”). Immediately prior to the effective time of the Merger (the “Effective Time”), and without any action on the part of the holders of any Company Shares, each Company Share (other than any Company Shares (i) owned at the commencement of the Offer and immediately prior to the Effective Time by Parent, Merger Sub or their subsidiaries, or the Company (or held in the Company’s treasury), (ii) irrevocably accepted for purchase pursuant to the Offer, or (iii) owned by Company stockholders who are entitled to demand and have properly and validly exercised and perfected their statutory rights to demand appraisal under the laws of the State of Delaware) will be automatically converted into the right to receive the Offer Consideration, without interest thereon and less any applicable withholding tax.

The Company’s Board of Directors unanimously (i) determined that it is in the best interests of the Company and its stockholders, and declared it advisable, for the Company to enter into the Merger Agreement and consummate the transactions contemplated thereby, (ii) approved the execution and delivery by the Company of the Merger Agreement, the performance by the Company of its covenants and agreements contained in the Merger Agreement and the consummation of the transaction contemplated thereby upon the terms and subject to the conditions contained in the Merger Agreement, and (iii) resolved, subject to the terms and conditions set forth in the Merger Agreement, to recommend that the holders of Company Shares accept the Offer and tender their Company Shares to Merger Sub pursuant to the Offer.

The transaction is conditioned on a majority of the outstanding shares of the Company’s common stock being tendered into the Offer and not withdrawn, as well as other customary closing conditions. The transaction is expected to close in the third quarter of 2025.

Additional information about the Merger Agreement, the Offer, and the Merger is set forth in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9, filed with the SEC on August 12, 2025, together with the exhibits and annexes thereto and as amended or supplemented from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2025 should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 as well as Part I, Item 1A., “Risk Factors” section included therein and any additional risk factors that may be described in the “Risk Factors” section herein or in our subsequent reports filed with the SEC. References to the “Company,” “DURECT,” “we,” “us” and “our” refer to DURECT Corporation.

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

In addition to our Epigenetic Regulator Program, we developed a novel and proprietary post-surgical pain product called POSIMIR® that utilizes our innovative SABER® platform technology to enable continuous sustained delivery of bupivacaine, a non-opioid local analgesic, over three days in adults. In February 2021, POSIMIR received FDA approval for post-surgical pain reduction for up to 72 hours following arthroscopic subacromial decompression. In December 2021, we entered into a license agreement (as amended, the “Innocoll Agreement”) with Innocoll Pharmaceuticals Limited (“Innocoll”), pursuant to which we granted to Innocoll an exclusive, royalty-bearing, sublicensable right and license to develop, manufacture and commercialize POSIMIR in the United States. On May 6, 2025, Innocoll terminated the Innocoll Agreement and transferred all data and know-how related to POSIMIR to us. We do not expect that this termination will have a material impact on our financial statements.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At June 30, 2025, we had an accumulated deficit of $603.8 million. Our net losses were $2.3 million and $6.5 million for the three and six months ended June 30, 2025, respectively, compared with $3.7 million and $11.3 million for the corresponding periods in 2024. These losses have resulted primarily from costs incurred to research and develop our product candidates and from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses and our selling, general and administrative expenses in the near future to be comparable to the second quarter of 2025. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. As disclosed in the “Liquidity and Capital Resources” section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

Recent Developments

On July 28, 2025, we entered into an Agreement and Plan of Merger with Bausch Health Americas, Inc., a Delaware corporation (“Parent”), BHC Lyon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of Section 6.10 thereof, Bausch Health Companies Inc., a corporation continued under the laws of the Province of British Columbia (the “Merger Agreement”). On August 8, 2025, we entered into an Amendment No. 1 (the “Amendment”) to the Merger Agreement with Parent and Merger Sub, pursuant to which the parties agreed to extend the date by which Merger Sub is obligated to commence a tender offer (the “Offer”) to acquire all of the Company’s outstanding shares of common stock (the “Company Shares”) from August 11, 2025 to August 12, 2025.

Pursuant to the terms and conditions of the Merger Agreement and the Amendment, on August 12, 2025, Merger Sub commenced the Offer to acquire all of the Company Shares. As soon as practicable following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, without a vote of the Company’s stockholders.

The Company’s Board of Directors unanimously (i) determined that it is in the best interests of the Company and its stockholders, and declared it advisable, for the Company to enter into the Merger Agreement and consummate the transactions contemplated thereby, (ii) approved the execution and delivery by the Company of the Merger Agreement, the performance by the Company of its covenants and agreements contained in the Merger Agreement and the consummation of the transaction contemplated thereby upon the terms and subject to the conditions contained in the Merger Agreement, and (iii) resolved, subject to the terms and conditions set forth in the Merger Agreement, to recommend that the holders of Company Shares accept the Offer and tender their Company Shares to Merger Sub pursuant to the Offer.

Parent and Merger Sub’s obligation to accept for payment and purchase any Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, as of immediately prior to the expiration time of the Offer (the “Expiration Time”): (i) that there be validly tendered and not withdrawn in accordance with the terms of the Offer, and “received” by the “depository” for the Offer (as such terms are defined in Section 251(h) of the

DGCL), a number of Company Shares that, together with the Company Shares then owned by Parent, Merger Sub and their affiliates, represents at least one Company Share more than 50% of the then-outstanding Company Shares; (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) has occurred since the date of the Merger Agreement; (iii) the absence of any law or order enacted, issued or promulgated by any governmental authority of competent and applicable jurisdiction that would make illegal, prohibit or otherwise prevent the consummation of the Offer, the acquisition of Company Shares by Parent or Merger Sub, or the Merger; (iv) the absence of any pending or threatened in writing legal proceeding under any antitrust laws brought by any applicable governmental authority of competent and applicable jurisdiction that challenges or seeks to make illegal, prohibit or otherwise prevent the consummation of the Offer, the acquisition of Company Shares by Parent or Merger Sub or the Merger; (v) the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions); (vi) the Company’s compliance or performance in all material respects with its covenants and agreements contained in the Merger Agreement prior to the Expiration Time; and (vii) other customary conditions. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course, to cooperate in seeking regulatory approvals, and not to engage in certain specified transactions or activities without Parent’s prior consent. In addition, subject to certain exceptions, the Company has agreed not to solicit, initiate, knowingly encourage, or knowingly facilitate or assist, any inquiry, proposal or offer, or the making, submission or announcement of any inquiry, proposal or offer, that constitutes or would reasonably be expected to lead to an Acquisition Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. Notwithstanding the foregoing, if the Company receives a written, bona fide Acquisition Proposal, made after the date of the Merger Agreement, that did not result from a breach of the non-solicitation provisions of the Merger Agreement, and the Company’s Board of Directors determines in good faith, after consultation with its financial advisor(s) and outside legal counsel, that such Acquisition Proposal, among other things, constitutes or is reasonably likely to lead to a Superior Proposal (as defined in the Merger Agreement) and that the failure to take such action would be inconsistent with its fiduciary duties under applicable law, the Company may take certain actions, subject to certain terms and conditions as more fully described in the Merger Agreement, including (i) participating in discussions and negotiations and furnishing information with respect to such Acquisition Proposal, after providing written notice to Parent of such determination, (ii) changing the Company Board’s recommendation that the stockholders accept the Offer and tender their Company Shares to Merger Sub pursuant to the Offer (the “Company Board Recommendation”) after observing certain requirements including providing Parent with an opportunity to propose an amendment so as to obviate the basis for the change to the Company Board Recommendation, or (iii) entering into a definitive agreement with respect to a Superior Proposal after observing the requirements referenced in clause (ii).

The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2025. For additional information about the Merger Agreement and the Offer, refer to our Solicitation/Recommendation Statement on Schedule 14D-9, filed with the SEC on August 12, 2025, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of three and six months ended June 30, 2025 and 2024

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

The collaborative research and development and other revenue associated with our major collaborators or counterparties were $428,000 and $749,000 for the three and six months ended June 30, 2025, respectively, compared with $606,000 and $1.1 million for the corresponding periods in 2024. The collaborative research and development and other revenue included (a) amounts related to earn-out revenue from Indivior with respect to PERSERIS net sales, (b) research and development activities funded by our collaborators or counterparties and (c) royalty revenue from Orient Pharma with respect to Methydur net sales.

The decrease in collaborative research and development and other revenue in the three and six months ended June 30, 2025 compared with the corresponding periods in 2024 was primarily due to lower earn-out revenue recognized from Indivior.

Product revenue, net

A portion of our revenues is derived from product sales, which include certain excipients that are included in Methydur. Net product revenues were $19,000 for the three and six months ended June 30, 2025, respectively, compared with $40,000 for the corresponding periods in 2024. As previously announced, in November 2024, we completed the sale of our ALZET product line to Lafayette Instruments Co. Revenue recognized from the ALZET product line, related cost of product revenues, associated selling, general and administrative expenses have been reclassified to discontinued operations for the three and six months ended June 30, 2024.

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

Research and development expenses were $1.2 million and $3.1 million for the three and six months ended June 30, 2025, respectively, compared to $2.2 million and $6.4 million for the corresponding periods in 2024. These decreases were primarily due to our incurring lower research and development costs associated with larsucosterol in the three and six months ended June 30, 2025 compared to the corresponding periods in 2024, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $92,000 and $225,000 for the three and six months ended June 30, 2025, respectively, compared to $164,000 and $376,000 for the corresponding periods in 2024. As of June 30, 2025, we had four research and development employees compared with 18 as of June 30, 2024. We expect the number of employees involved in research and development will remain consistent in the near future and that research and development expenses in the near future will be comparable with the second quarter of 2025.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Larsucosterol	$1,132	$2,221	$2,935	$6,266
Others	44	26	124	100
Total research and development expenses	$1,176	$2,247	$3,059	$6,366

Larsucosterol

Our research and development expenses for larsucosterol were $1.1 million and $2.9 million in the three and six months ended June 30, 2025, respectively, compared to $2.2 million and $6.3 million for the corresponding periods in 2024. The decrease in the three and six months ended June 30, 2025 was primarily due to lower contract manufacturing expenses and lower employee-related costs for this drug candidate compared with the corresponding periods in 2024.

Other DURECT programs

Our research and development expenses for all other programs were $44,000 and $124,000 in the three and six months ended June 30, 2025, respectively, compared to $26,000 and $98,000 for the corresponding periods in 2024. We do not expect to meaningfully increase research and development for other programs at the present time.

Selling, general and administrative

Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other costs associated with finance, accounting, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $2.1 million and $4.6 million in the three and six months ended June 30, 2025, respectively, compared to $2.6 million and $5.2 million for the corresponding periods in 2024. The decrease in the three and six months ended June 30, 2025 was primarily due to lower employee costs compared to the corresponding periods in 2024. Stock-based compensation expense recognized related to selling, general and administrative personnel was $305,000 and $624,000 for the three and six months ended June 30, 2024, respectively, compared to $260,000 and $545,000 for the corresponding periods in 2024.

We had nine selling, general and administrative employees as of June 30, 2025 compared with 16 as of June 30, 2024. We expect selling, general and administrative expenses in the near future to decrease compared to the second quarter of 2025.

Other income (expense). Other income was $538,000 and $514,000 in the three and six months ended June 30, 2025, respectively, compared to other income of $149,000 and other expense of $1.2 million in the three and six months ended June 30, 2024.

Interest and other income

Interest income was $93,000 and $188,000 in the three and six months ended June 30, 2025, respectively, compared to $227,000 and $548,000 for the corresponding periods in 2024. The decrease in the three and six months ended June 30, 2025 was primarily due to lower balances in our cash, cash equivalents and investments compared with the corresponding periods in 2024.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended June 30, 2025 was comprised of a non-cash gain of $42,000 for the common warrants issued in February 2023 and a non-cash gain of $404,000 for the common warrants issued in July 2023. The change in fair value of warrant liabilities during the six months ended June 30, 2025 was comprised of a non-cash gain of $18,000 for the common warrants issued in February 2023 and a non-cash gain of $308,000 for the common warrants issued in July 2023.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $6.7 million at June 30, 2025 compared to cash, cash equivalents, and investments of $12.0 million at December 31, 2024. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2025 and December 31, 2024. The decrease in cash, cash equivalents and investments was primarily due to cash used in ongoing operating activities, partially offset by payments received from collaboration partners and customers.

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

Cash Flows

We used $5.3 million of cash in operating activities for the six months ended June 30, 2025 compared to $10.4 million for the corresponding period in 2024. The cash used in operations was primarily to fund operations as well as our working capital requirements. We anticipate that cash used in our core operating activities in the near future will decrease compared to the second quarter of 2025 due to expected decreases in operating expenses. However, we have and continue to expect to incur significant transaction expenses in connection with our pending Merger. See Note 11, Subsequent Events and Risk Factors in Item 1A below.

We received $796,000 of cash provided by investing activities for the six months ended June 30, 2025 compared to $1.3 million for the corresponding period in 2024. The decrease in cash provided by investing activities was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2025 compared with the corresponding period in 2024.

We had no financing activities for the six months ended June 30, 2025 compared to $3.6 million of cash used in financing activities for the six months ended June 30, 2024. The decrease in cash used in financing activities was primarily due to no principal payments on the term loan with Oxford Finance LLC ("Oxford Finance") during the six months ended June 30, 2025 as we paid off the term loan in full in November 2024; the $3.6 million used in financing activities for the six months ended June 30, 2024 was a result of our making principal payments on the term loan with Oxford Finance partially offset by the sale of our common stock in the open market pursuant to a sales agreement dated July 30, 2021 with Cantor Fitzgerald & Co. (the “2021 Sales Agreement”) for the six months ended June 30, 2024.

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

As of August 8, 2025, we had up to $250.0 million of our securities available for sale under the 2024 Registration Statement. However, due to the SEC’s “baby shelf” rules discussed above, only up to approximately $19.6 million of our securities are currently available for sale under the 2024 Registration Statement.

Any material sales in the public market of our common stock, under the 2024 Registration Statement, could adversely affect prevailing market prices for our common stock. While the Merger is pending, we have agreed not to sell our common stock in the public markets, subject to certain limited exceptions.

Going Concern

As of June 30, 2025, we had cash, cash equivalents and investments totaling $6.7 million compared to cash, cash equivalents, and investments of $12.0 million at December 31, 2024.

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

During the six months ended June 30, 2025, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

Human Capital

As of August 8, 2025, we had 13 employees, including four in research and development and nine in selling, general and administrative.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates, reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated, and the Merger may not be completed.

Parent and Merger Sub’s obligation to accept for payment and purchase any Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, as of immediately prior to the expiration time of the Offer: (i) that there be validly tendered and not withdrawn in accordance with the terms of the Offer, and “received” by the “depository” for the Offer (as such terms are defined in Section 251(h) of the DGCL), a number of Company Shares that, together with the Company Shares then owned by Parent, Merger Sub and their affiliates, represents at least one Company Share more than 50% of the then-outstanding Company Shares; (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) has occurred since the date of the Merger Agreement; (iii) the absence of any law or order enacted, issued or promulgated by any governmental authority of competent and applicable jurisdiction that would make illegal, prohibit or otherwise prevent the consummation of the Offer, the acquisition of Company Shares by Parent or Merger Sub, or the Merger; (iv) the absence of any pending or threatened in writing legal proceeding under any antitrust laws brought by any applicable governmental authority of competent and applicable jurisdiction that challenges or seeks to make illegal, prohibit or otherwise prevent the consummation of the Offer, the acquisition of Company Shares by Parent or Merger Sub or the Merger; (v) the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions); (vi) the Company’s compliance or performance in all material respects with its covenants and agreements contained in the Merger Agreement prior to the Expiration Time; and (vii) other customary conditions.

The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

Failure to complete the Merger within the timeframe we anticipate or at all, could adversely affect the stock price and future business and financial results of the Company.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, including due to a change in the Company Board Recommendation, the entry by the Company into a definitive agreement with respect to a Superior Proposal, or certain other triggering events, the Company may be required to pay Parent a termination fee of $3.5 million; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger is consummated; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the consummation of the Merger, which may adversely affect its ability to execute certain of its business strategies; and (iv) the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.

If the Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company Shares is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.

In connection with the pending Merger, some vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.

The Company will incur substantial transaction fees and costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed.

The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the Merger, and which could adversely affect the business operations of the Company if the Merger is not completed.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

The Merger Agreement prohibits the Company (subject to certain exceptions) from soliciting, initiating, knowingly encouraging or knowingly facilitating or assisting any inquiry, proposal or offer, or making, submitting or announcing any inquiry, proposal or offer, that constitutes or would reasonably be expected to lead to an Acquisition Proposal. The Merger Agreement also contains certain termination rights, including, but not limited to, the Company’s right to terminate the Merger Agreement to accept a Superior Proposal, subject to and in accordance with the terms and conditions of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement by the Company under specified circumstances, including due to a change in the Company Board Recommendation, the entry by the Company into a definitive agreement with respect to a Superior Proposal, or certain other triggering events, the Company may be required to pay Parent a termination fee of $3.5 million. The termination fee and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than the Merger.

Litigation against the Company, Parent, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

It is possible that lawsuits may be filed by the Company’s stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger, such injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operations of the Company.

Uncertainty about the Merger may adversely affect the relationships between the Company and its customers, vendors and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, existing or prospective customers, vendors and other third-party relationships of the Company may delay, defer or cease providing goods or services, delay or defer other decisions concerning the Company, refuse to extend credit to the Company, or otherwise seek to change the terms on which they do business with the Company. Any such delays or changes to terms could materially harm the Company’s business.

In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key personnel.

Our stockholders potentially may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

The Merger Agreement contemplates that Parent will enter into the CVR Agreement with the Rights Agent pursuant to which each stockholder who tenders its Company Shares will receive one CVR for each outstanding Company Share held by such stockholder on such date. Each CVR will represent a non-tradeable contractual contingent right to receive the pro rata portion of the following two milestone payments of up to $350 million in the aggregate, less amounts paid under a retention plan, in each case, in cash, without interest thereon and less any applicable withholding tax if the following net sales milestones are achieved prior to the earlier of the 10 year anniversary of the first commercial sale of larsucosterol in the United States and December 31, 2045:

(i)
$100,000,000 in the aggregate, minus any amount assigned to option holders under the retention plan, payable upon the achievement of aggregate worldwide annual net sales of larsucosterol of at least $500 million in any one calendar year; and

(ii)
$250,000,000 in the aggregate, minus any amount assigned to option holders under the retention plan payable upon the achievement of aggregate worldwide annual net sales of larsucosterol of at least $1 billion in any one calendar year.

The right of our stockholders to derive any value from the CVRs will be contingent solely upon the achievement of these milestones. We may not be able to achieve the milestones as described above. If either or both milestones are not achieved for any reason within the time periods specified in the CVR Agreement, the corresponding payments will not be made under the CVRs, and if neither milestone is achieved, then the CVRs will expire valueless.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Nasdaq Minimum Bid Price Requirement

As previously reported on a Current Report on Form 8-K filed with the SEC, on January 10, 2025, we received a letter, dated
January 9, 2025, from The Nasdaq Stock Market LLC (“Nasdaq”) informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive business days (the “Minimum Closing Bid Price Requirement”), our shares no longer complied with the Minimum Closing Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing
Rule 5550(a)(2). The notification stated that the Company had 180 days, or until July 8, 2025, to demonstrate its compliance with the
Minimum Bid Price Requirement. On July 9, 2025, we received approval from the Listing Qualifications Department of Nasdaq (the
“Staff”) for an additional 180-day grace period, or until January 5, 2026, to regain compliance with the Minimum Bid Price
Requirement.

On August 12, 2025, we received a letter from the Staff informing us that the Staff had determined that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market and the matter is now closed.

Item 6. Exhibits

Exhibit Number	Exhibit Name

2.1^

Agreement and Plan of Merger by and among Bausch Health Americas, Inc., BHC Lyon Merger Sub, Inc., DURECT Corporation, and solely for purposes of Section 6.10, Bausch Health Companies Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2025).

2.2

Amendment No. 1 to the Agreement and Plan of Merger by and among DURECT Corporation, Bausch Health Americas, Inc., and BHC Lyon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2025).

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 13, 2025

	By:	/S/ TIMOTHY M. PAPP
Timothy M. Papp Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2025